Form 10QSB
period 1996-09-30
FFD FINANCIAL CORP/OH
filed 1996-11-13
CIK 1006177

                                   FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               --------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No. 0-27916
                   --------

                            FFD FINANCIAL CORPORATION
                            -------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                              34-1921148
             ----                                              ----------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                           Identification Number)

321 North Wooster Avenue
Dover, Ohio                                                         44622
---------------------                                             ----------
(Address of principal                                             (Zip Code)
executive office)

Registrant's telephone number, including area code: (330) 364-7777
                                                          --------
Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]                                                        No [ ]


As of November 8, 1996, the latest practicable date, 1,454,750 shares of the registrant's common stock, without par value, were issued and outstanding.




                               Page 1 of 12 pages

                                      INDEX

                                                                        Page
                                                                        ----
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition           3

                  Consolidated Statements of Operations                    4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                               8


PART II  -        OTHER INFORMATION                                       11

SIGNATURES                                                                12

                            FFD FINANCIAL CORPORATION


                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                        SEPTEMBER 30,            JUNE 30,
         ASSETS                                                                  1996                1996

Cash and due from banks                                                      $  1,223           $     905
Interest-bearing deposits in other financial institutions                       1,765               1,793
                                                                              -------             -------
         Cash and cash equivalents                                              2,988               2,698

Investment securities available for sale - at market                            9,384               9,256
Investment securities - at amortized cost, approximate
  market value of $2,436 and $2,427 as of
  September 30, 1996 and June 30, 1996                                          2,462               2,460
Mortgage-backed securities - at amortized cost, approximate
  market value of $5,657 and $6,073 as of
  September 30, 1996 and June 30, 1996                                          5,508               5,932
Mortgage-backed securities designated as available for sale - at market        13,337               9,007
Loans receivable - net                                                         49,928              48,539
Office premises and equipment - at depreciated cost                               651                 545
Federal Home Loan Bank stock - at cost                                            609                 598
Accrued interest receivable on loans                                              427                 283
Prepaid expenses and other assets                                                 123                 140
Prepaid federal income taxes                                                       17                  -
                                                                              -------             -------

         Total assets                                                         $85,434             $79,458
                                                                               ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $53,506             $52,208
Advances from the Federal Home Loan Bank                                        9,384               5,184
Accrued interest payable                                                           87                  37
Other liabilities                                                                 618                 204
Accrued federal income taxes                                                       -                   40
Deferred federal income taxes                                                     423                 374
                                                                              -------             -------
         Total liabilities                                                     64,018              58,047

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                        -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued and outstanding                          -                   -
  Additional paid-in capital                                                   14,132              14,132
  Retained earnings                                                             7,762               7,857
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                    686                 586
  Shares acquired by Employee Stock Ownership Plan                             (1,164)             (1,164)
                                                                              -------             -------
         Total shareholders' equity                                            21,416              21,411
                                                                              -------             -------

         Total liabilities and shareholders' equity                           $85,434             $79,458
                                                                               ======              ======


                            FFD FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF OPERATIONS

                    For the three months ended September 30,
                                 (In thousands)


                                                                         1996                1995
Interest income
  Loans                                                                $1,055             $   813
  Mortgage-backed securities                                              293                 148
  Investment securities and interest-bearing
    deposits and other                                                     72                 116
                                                                       ------            --------
         Total interest income                                          1,420               1,077

Interest expense
  Deposits                                                                638                 602
  Borrowings                                                              107                   1
                                                                       ------            --------
         Total interest expense                                           745                 603
                                                                       ------              ------

         Net interest income                                              675                 474

Provision for losses on loans                                              -                   50
                                                                       ------            --------

         Net interest income after provision for losses on loans          675                 424

Other operating income                                                     10                   8

General, administrative and other expense
  Employee compensation and benefits                                      206                 125
  Occupancy and equipment                                                  22                  20
  Federal deposit insurance premiums                                      362                  26
  Franchise taxes                                                          31                  28
  Other operating                                                          98                  59
                                                                       ------            --------
         Total general, administrative and other expense                  719                 258
                                                                       ------            --------

         Earnings (loss) before income taxes (credits)                    (34)                174

Federal income taxes (credits)
  Current                                                                 (10)                107
  Deferred                                                                 (2)                (48)
                                                                       ------            --------
         Total federal income taxes (credits)                             (12)                 59
                                                                       ------            --------

         NET EARNINGS (LOSS)                                         $    (22)            $   115
                                                                      =======              ======

         EARNINGS (LOSS) PER SHARE                                   $   (.02)                N/A
                                                                      =======              ======


                            FFD FINANCIAL CORPORATION


                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                     1996              1995
Cash flows from operating activities:
  Net earnings (loss) for the period                             $    (22)          $   115
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                  2                (2)
    Amortization of deferred loan origination fees                    (16)              (18)
    Depreciation and amortization                                      11                10
    Provision for losses on loans                                      -                 50
    Federal Home Loan Bank stock dividends                            (11)              (10)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                    (144)              (59)
      Prepaid expenses and other assets                                17                (2)
      Accrued interest payable                                         50                 8
      Other liabilities                                               414                (5)
      Federal income taxes
        Current                                                       (57)              108
        Deferred                                                       (2)              (48)
                                                                    -----             -----
         Net cash provided by operating activities                    242               147

Cash flows provided by (used in) investing activities:
  Purchase of mortgage-backed securities                           (4,737)               -
  Principal repayments on mortgage-backed securities                  850               415
  Loan principal repayments                                         2,383             2,754
  Loan disbursements                                               (3,756)           (4,929)
  Purchase of office premises and equipment                          (117)               (7)
                                                                    -----             -----
         Net cash used in investing activities                     (5,377)           (1,767)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                  1,298               512
  Proceeds from Federal Home Loan Bank advances                     4,600                -
  Repayment of Federal Home Loan Bank advances                       (400)               (1)
  Dividends on common stock                                           (73)               -
                                                                    -----             -----
Net cash provided by financing activities                           5,425               511
                                                                    -----             -----

Net increase (decrease) in cash and cash equivalents                  290            (1,109)

Cash and cash equivalents at beginning of period                    2,698             3,880
                                                                    -----             -----

Cash and cash equivalents at end of period                         $2,988            $2,771
                                                                    =====             =====


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                           $   55            $   -
                                                                    =====             =====

    Interest on deposits and borrowings                            $  695            $  595
                                                                    =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gain on securities designated as available for
    sale, net of related tax effects                               $  100            $    3
                                                                    =====             =====


                            FFD FINANCIAL CORPORATION


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1996 and 1995


    On November 14, 1995, the Board of Directors of First Federal Savings Bank of Dover (the Savings Bank) adopted a plan of conversion (the Plan) whereby the Savings Bank would convert to the stock form of ownership, and issue all of the Savings Bank's outstanding stock to a newly formed holding company, FFD Financial Corporation (the Corporation). Pursuant to the Plan, the Corporation offered for sale up to 1,454,750 common shares to certain depositors of the Savings Bank and members of the community. The conversion was completed on April 2, 1996, and resulted in the issuance of 1,454,750 common shares of the Corporation which, after consideration of offering expenses totaling approximately $400,000, resulted in net proceeds of $14.2 million.

    1.   Basis of Presentation
         ---------------------

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report to Shareholders for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation
         ---------------------------

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements
         -------------------------------------------

    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

                            FFD FINANCIAL CORPORATION


             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

             For the three months ended September 30, 1996 and 1995


    3.   Effects of Recent Accounting Pronouncements (continued)
         -------------------------------------------

    In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

    An entity that undertakes an obligation to service financial assets recognizes either a servicing asset or liability for the servicing contract (unless related to a securitization of assets, and all the securitized assets are retained and classified as held-to-maturity). A servicing asset or liability that is purchased or assumed is initially recognized at its fair value. Servicing assets and liabilities are amortized in proportion to, and over the period of, estimated net servicing income or net servicing loss and are subject to subsequent assessments for impairment based on fair value.

    SFAS No. 125 provides that a liability is removed from the balance sheet only if the debtor either pays the creditor and is relieved of its obligation for the liability or is legally released from being the primary obligor.

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1996, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

    4.  Earnings Per Share
        ------------------

    Earnings per share for the three months ended September 30, 1996 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the ESOP) that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 116,380 unallocated ESOP shares, totaled 1,338,370 for the three months ended September 30, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

    The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share" are not applicable to the three months ended September 30, 1995, as the Corporation had not issued any common stock prior to its initial offering in April 1996.

                            FFD FINANCIAL CORPORATION


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to September 30,
-----------------------------------------------------------------------------
1996
----

The Corporation's total assets at September 30, 1996, amounted to $85.4 million, a $6.0 million, or 7.5%, increase over the total at June 30, 1996. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank (FHLB) of $4.2 million and growth in deposits of $1.3 million.

Cash and interest-bearing deposits totaled $3.0 million, an increase of $290,000 over the total as of June 30, 1996. This increase resulted primarily from the aforementioned FHLB advances and deposit growth.

Mortgage-backed securities totaled $18.8 million at September 30, 1996, a $3.9 million, or 26.1%, increase over June 30, 1996. This increase resulted from purchases totaling $4.7 million, which was partially offset by principal repayments of $850,000.

Loans receivable totaled $49.9 million at September 30, 1996, an increase of $1.4 million, or 2.9%, over the June 30, 1996 total. Loan disbursements during the quarter totaled $3.8 million, which were partially offset by principal repayments of $2.4 million.

The allowance for loan losses totaled $146,000 at both September 30, 1996 and June 30, 1996, which represented .3% and .2% of total loans and 116.8% and 124.8% of nonperforming loans at those respective dates. Although management believes that its allowance for loan losses at September 30, 1996 is adequate based upon facts and circumstances available to it, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $53.5 million at September 30, 1996, a $1.3 million, or 2.5%, increase over June 30, 1996. This increase resulted primarily from management's efforts to obtain moderate growth through advertising and pricing strategies.

FHLB advances increased by $4.2 million as management elected to fund purchases of adjustable-rate mortgage-backed securities yielding 7.11% at the time of purchase with short-term advances with a weighted-average rate of 5.48%.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (OTS), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At September 30, 1996, the Savings Bank's tangible and core capital totaled $12.5 million, or 16.1% of adjusted total assets, which exceeded the minimum requirements of $1.2 million and $2.3 million by $11.3 million and $10.1 million, respectively. The Savings Bank's risk-based capital of $12.6 million, or 35.3% of risk-weighted assets, exceeded the current 8.0% requirement by $9.8 million.

                            FFD FINANCIAL CORPORATION


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995
-------------

General
-------

The Corporation recorded a net loss totaling $22,000 for the three months ended September 30, 1996, as compared to net earnings of $115,000 for the comparable period in 1995. The decline in net earnings resulted primarily from a $332,000 charge recorded as a result of the legislative mandate to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). Additionally, general, administrative and other expense increased by $129,000. These increased expense items were partially offset by a $201,000 increase in net interest income, a $50,000 decrease in the provision for losses on loans and a $71,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income increased by $343,000, or 31.8%, to a total of $1.4 million for the three months ended September 30, 1996. Interest income on loans increased by $242,000, or 29.8%, due primarily to a $6.7 million increase in the average loan portfolio outstanding. Interest income on mortgage-backed securities increased by $145,000, or 98.0%, due primarily to an $8.9 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $44,000, or 37.9%, due primarily to a $1.6 million decrease in the related investment balance coupled with a decline in yield.

Interest expense on deposits increased by $36,000, or 6.0%, for the three months ended September 30, 1996, compared to 1995, due primarily to a $2.0 million increase in the average deposit portfolio outstanding.

Interest expense on borrowings increased by $106,000 due primarily to a $7.3 million increase in average advances outstanding, as management elected to fund the purchase of mortgage-backed securities with such advance, as previously discussed.

As a result of the foregoing, net interest income increased by $201,000, or 42.4%, for the three months ended September 30, 1996, compared to 1995. The interest rate spread amounted to 2.12% for the three months ended September 30, 1996, compared to 2.63% for the comparable 1995 period, while the net interest margin increased to 3.36% in 1996, compared to 3.24% in 1995.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for losses on loans was adequate and therefore did not record an additional provision for losses on loans during the three month period ended September 30, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD FINANCIAL CORPORATION


           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30,
-------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------------------

Other Operating Income
----------------------

Other operating income totaled $10,000 for the three months ended September 30, 1996, an increase of $2,000, or 25.0%, over the 1995 total. Other income consists primarily of fees generated from late charges, safety deposit box rentals and NOW account fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense increased by $461,000, or 178.7%, for the three months ended September 30, 1996, compared to 1995. The increase resulted primarily from the aforementioned $332,000 charge to recapitalize the SAIF, coupled with an increase of $81,000, or 64.8%, in employee compensation and benefits, resulting primarily from the costs associated with stock benefit plans and an increase of $39,000, or 66.1%, in other operating expenses, which resulted primarily from the annual reporting requirements of a public stock company.

Legislation to recapitalize the SAIF provides for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had approximately $49.2 million in deposits at March 31, 1995. The special assessment was finalized at $.657 per $100 in deposits, resulting in an additional assessment of $332,000, or an after-tax charge of $219,000. It is expected that quarterly SAIF assessments will be reduced to approximately $.06 to $.065 per $100 in deposits, effective October 1, 1996.

A component of the recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, and for the elimination of the federal thrift charter and of the separate federal regulation of thrifts prior thereto. If such proposal is adopted, the Savings Bank would have to convert to a different charter and would become subject to federal regulation as a bank. Such regulation would subject the Savings Bank to the more restrictive activity limits imposed on national banks. The Corporation, as the holding company of the Savings Bank, would become a bank holding company, which would be subject to the more restrictive activity limits and capital requirements similar to those imposed on the Savings Bank. Under separate tax legislation recently enacted, the Savings Bank is required to recapture approximately $280,000 of its bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of taxable income method to compute its reserve in the future. The Corporation has provided deferred taxes for this amount and will be permitted to amortize the recapture of its bad debt reserve over six years.

Federal Income Taxes
--------------------

The Corporation recorded a credit provision for federal income taxes totaling $12,000 for the three months ended September 30, 1996, a decrease of $71,000, or 120.3%, from the same period in 1995. The decrease resulted primarily from a $208,000 decline in earnings before taxes. The effective tax rates were 35.3% and 33.9% for the three months ended September 30, 1996 and 1995, respectively.

                            FFD FINANCIAL CORPORATION


                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable


ITEM 2.  Changes in Securities
         ---------------------

         Not applicable


ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None

ITEM 5.  Other Information
         -----------------

         None


ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

         Reports on Form 8-K: None


         Exhibits: Financial data schedule for the three months ended September 30, 1996.

                            FFD FINANCIAL CORPORATION


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 8, 1996                    By:  /s/Robert R. Gerber
     ---------------------                -----------------------------
                                            Robert R. Gerber
                                            President



Date:   November 8, 1996                    By:  /s/Robert S. Grant
     ---------------------                -----------------------------
                                            Robert S. Grant
                                            Treasurer