Form 10QSB
period 1996-12-31
FFD FINANCIAL CORP/OH
filed 1997-02-13
CIK 1006177

                                   FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          December 31, 1996
                               -------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.     0-27916
                    -------------

                            FFD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Ohio                                              34-1921148
--------------------------------                       ------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification Number)

321 North Wooster Avenue
Dover, Ohio                                               44622
--------------------------------                       ------------------------
(Address of principal                                    (Zip Code)
executive office)

Issuers' telephone number, including area code: (330) 364-7777
                                               ----------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                                               No
   ---                                                 ---
As of February 7, 1997, the latest practicable date, 1,454,750 shares of the registrant's common stock, without par value, were issued and outstanding.

                               Page 1 of 14 pages






                                      INDEX

                                                                                                 Page
                                                                                                ------
PART I   -        FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition                                    3

                  Consolidated Statements of Earnings                                               4

                  Consolidated Statements of Cash Flows                                             5

                  Notes to Consolidated Financial Statements                                        6

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                                        8

PART II  -        OTHER INFORMATION                                                                 13

SIGNATURES                                                                                          14


                            FFD FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                         DECEMBER 31,    JUNE 30,
         ASSETS                                                               1996        1996
Cash and due from banks                                                   $    445    $    905
Interest-bearing deposits in other financial institutions                    3,621       1,793
                                                                          --------    --------
         Cash and cash equivalents                                           4,066       2,698

Investment securities available for sale - at market                         9,659       9,256
Investment securities - at amortized cost, approximate
 market value of $1,460 and $2,427 as of
 December 31, 1996 and June 30, 1996                                         1,465       2,460
Mortgage-backed securities - at amortized cost, approximate
 market value of $5,397 and $6,073 as of
 December 31, 1996 and June 30, 1996                                         5,235       5,932
Mortgage-backed securities designated as available for sale - at market     12,717       9,007
Loans receivable - net                                                      51,335      48,539
Office premises and equipment - at depreciated cost                            681         545
Federal Home Loan Bank stock - at cost                                         619         598
Accrued interest receivable                                                    333         283
Prepaid expenses and other assets                                               49         140
                                                                          --------    --------
         Total assets                                                     $ 86,159    $ 79,458
                                                                          ========    ========
         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                   $54,450    $ 52,208
Advances from the Federal Home Loan Bank                                     9,083       5,184
Accrued interest payable                                                        98          37
Other liabilities                                                              541         204
Accrued federal income taxes                                                    16          40
Deferred federal income taxes                                                  568         374
                                                                          --------    --------
         Total liabilities                                                  64,756      58,047

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                   --          --
  Common stock - authorized 5,000,000 shares without par
    value, 1,454,750 shares issued and outstanding                            --          --
  Additional paid-in capital                                                14,132      14,132
  Retained earnings - restricted                                             7,920       7,857
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                 934         586
  Shares acquired by Employee Stock Ownership Plan                          (1,164)     (1,164)
  Shares acquired by Recognition and Retention Plan                           (419)       --
                                                                          --------    --------
         Total shareholders' equity                                         21,403      21,411
                                                                          --------    --------
         Total liabilities and shareholders' equity                       $ 86,159    $ 79,458
                                                                          ========    ========



                            FFD FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                          FOR THE SIX MONTHS  FOR THE THREE MONTHS
                                                          ENDED DECEMBER 31,    ENDED DECEMBER 31,
                                                          1996         1995     1996        1995
Interest income
  Loans                                                   $ 1,842   $ 1,654    $   899   $   841
  Mortgage-backed securities                                  622       283        329       135
  Investment securities and interest-bearing
    deposits and other                                        438       227        254       111
                                                          -------   -------    -------   -------
       Total interest income                                2,902     2,164      1,482     1,087

Interest expense
  Deposits                                                  1,295     1,218        657       616
  Borrowings                                                  241         1        134      --
                                                          -------   -------    -------   -------
       Total interest expense                               1,536     1,219        791       616
                                                          -------   -------    -------   -------

       Net interest income                                  1,366       945        691       471

Provision for losses on loans                                --          50       --        --
                                                          -------   -------    -------   -------

      Net interest income after provision for
        losses on loans                                     1,366       895        691       471

Other operating income                                         26        18         16        10

General, administrative and other expense
 Employee compensation and benefits                           405       248        199       123
 Occupancy and equipment                                       56        41         34        21
 Federal deposit insurance premiums                           374        57         12        29
 Franchise taxes                                               56        51         25        25
 Other operating                                              192       144         94        85
                                                          -------   -------    -------   -------
        Total general, administrative and other expense     1,083       541        364       283
                                                          -------   -------    -------   -------

        Earnings before income taxes                          309       372        343       198

Federal income taxes
 Current                                                       86       157         96        50
 Deferred                                                      15       (31)        17        17
                                                          -------   -------    -------   -------
         Total federal income taxes                           101       126        113        67
                                                          -------   -------    -------   -------

         NET EARNINGS                                     $   208   $   246    $   230   $   131
                                                          =======   =======    =======   =======

         EARNINGS PER SHARE                               $   .16       N/A    $   .17       N/A
                                                          =======   =======    =======   =======





                            FFD FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                 1996      1995
Cash flows from operating activities:
 Net earnings for the period                                   $   208    $   246
 Adjustments to reconcile net earnings to net cash
 provided by (used in) operating activities:
   Amortization of discounts and premiums on loans,
    investments and mortgage-backed securities - net                 1         (6)
   Amortization of deferred loan origination fees                  (28)       (33)
   Depreciation and amortization                                    23         20
   Provision for losses on loans                                  --           50
   Federal Home Loan Bank stock dividends                          (21)       (20)
   Increase (decrease) in cash due to changes in:
    Accrued interest receivable                                    (50)         9
    Prepaid expenses and other assets                               91        (22)
    Accrued interest payable                                        61         21
    Other liabilities                                              337          8
    Federal income taxes
     Current                                                       (24)        80
     Deferred                                                       15        (31)
                                                               -------    -------
         Net cash provided by operating activities                 613        322

Cash flows provided by (used in) investing activities:
 Proceeds from maturity of investment securities                 1,000        500
 Purchase of mortgage-backed securities                         (4,737)      --
 Principal repayments on mortgage-backed securities              1,842      1,259
 Loan principal repayments                                       4,627      4,386
 Loan disbursements                                             (7,395)    (7,377)
 Purchase of office premises and equipment                        (159)       (15)
                                                               -------    -------
         Net cash used in investing activities                  (4,822)    (1,247)

Cash flows provided by (used in) financing activities:
 Net increase in deposit accounts                                2,242      1,384
 Proceeds from Federal Home Loan Bank advances                   4,600       --
 Repayment of Federal Home Loan Bank advances                     (701)        (1)
 Purchase of shares for Recognition and Retention Plan            (419)      --
 Dividends on common stock                                        (145)      --
                                                               -------    -------
        Net cash provided by financing activities                5,577      1,383
                                                               -------    -------

Net increase in cash and cash equivalents                        1,368        458

Cash and cash equivalents at beginning of period                 2,698      3,880
                                                               -------    -------

Cash and cash equivalents at end of period                     $ 4,066    $ 4,338
                                                               =======    =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
  Federal income taxes                                         $   128    $    78
                                                               =======    =======

  Interest on deposits and borrowings                          $ 1,475    $ 1,198
                                                               =======    =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
   sale, net of related tax effects                            $   348    $     3
                                                               =======    =======

                                        5

                            FFD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three and six months ended December 31, 1996 and 1995

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

    1.   Basis of Presentation
         ---------------------
    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation
         ---------------------------
    The accompanying consolidated financial statements include the accounts of the Corporation and the Savings Bank. All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements
         -------------------------------------------
    In October 1995, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", establishing financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure the compensation cost of all employee stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented, earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

                            FFD FINANCIAL CORPORATION

          For the three and six months ended December 31, 1996 and 1995


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

SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management does not believe that adoption of SFAS No. 125 will have a material adverse effect on the Corporation's consolidated financial position or results of operations.

4. Earnings Per Share
   ------------------

Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the ESOP) that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 116,380 unallocated ESOP shares, totaled 1,338,370 for each of the three and six month periods ended December 31, 1996. There is no dilutive effect associated with the Corporation's stock option plan.

The provisions of Accounting Principles Board Opinion No. 15 "Earnings Per Share" are not applicable to the three and six month periods ended December 31, 1995, as the Corporation completed its conversion from mutual to stock form in April 1996.

                            FFD FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1996 to December 31,
-------------------------------------------------------------------------------
1996
----
The Corporation's total assets at December 31, 1996, amounted to $86.2 million, a $6.7 million, or 8.4%, increase over the total at June 30, 1996. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank (FHLB) of $3.9 million and growth in deposits of $2.2 million.

Cash and interest-bearing deposits totaled $4.1 million, an increase of $1.4 million over the total as of June 30, 1996. This increase resulted primarily from the aforementioned FHLB advances and deposit growth.

Mortgage-backed securities totaled $18.0 million at December 31, 1996, a $3.0 million, or 20.2%, increase over the total at June 30, 1996. This increase resulted from purchases totaling $4.7 million, which was partially offset by principal repayments of $1.8 million.

Loans receivable totaled $51.3 million at December 31, 1996, an increase of $2.8 million, or 5.8%, over the June 30, 1996 total. Loan disbursements during the period totaled $7.4 million, which were partially offset by principal repayments of $4.6 million.

Deposits totaled $54.5 million at December 31, 1996, a $2.2 million, or 4.3%, increase over June 30, 1996. This increase resulted primarily from management's efforts to obtain moderate growth through advertising and pricing strategies.

FHLB advances increased by $3.9 million as management elected to fund purchases of adjustable-rate mortgage-backed securities yielding 7.11% at the time of purchase with short-term advances with a weighted-average rate of 5.48%.

                            FFD FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 1996 to December 31,
----------------------------------------------------------------------------
1996 (continued)
-----
The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision (OTS), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At December 31, 1996, the Savings Bank's tangible and core capital totaled $12.3 million, or 15.7% of adjusted total assets, which exceeded the minimum requirements of $1.2 million and $2.3 million by $11.1 million and $9.9 million, respectively. The Savings Bank's risk-based capital of $12.4 million, or 33.8% of risk-weighted assets, exceeded the current 8.0% requirement by $9.5 million.

Comparison of Operating Results for the Six Month Periods Ended December 31,
-------------------------------------------------------------------------------
1996 and 1995
-------------

General
-------
The Corporation's net earnings totaled $208,000 for the six months ended December 31, 1996, a decline of $38,000, or 15.4%, from the net earnings of $246,000 recorded in the comparable period in 1995. The decline in net earnings resulted primarily from a $332,000 charge recorded at September 30, 1996, as a result of the legislative mandate to recapitalize the Savings Association Insurance Fund (SAIF) of the Federal Deposit Insurance Corporation (FDIC). Additionally, general, administrative and other expense increased by $210,000. These increased expense items were partially offset by a $421,000 increase in net interest income, a $50,000 decrease in the provision for losses on loans and a $25,000 decrease in the provision for federal income taxes.

Net Interest Income
-------------------
Total interest income increased by $738,000, or 34.1%, to a total of $2.9 million for the six months ended December 31, 1996. Interest income on loans increased by $188,000, or 11.4%, due primarily to a $6.5 million increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $339,000, or 119.8%, due primarily to a $9.7 million increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $211,000, or 93.0%, due primarily to a $6.5 million increase in the related investment balance. The increases in interest-earning assets primarily reflect management's deployment of proceeds from the common stock offering which was completed in April 1996 and FHLB advances.

Interest expense on deposits increased by $77,000, or 6.3%, for the six months ended December 31, 1996, compared to 1995, due primarily to a $2.2 million increase in the average deposit portfolio balance outstanding.

                            FFD FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended December 31,
----------------------------------------------------------------------------
1996 and 1995 (continued)
-------------

Net Interest Income (continued)
-------------------
Interest expense on borrowings increased by $240,000 due primarily to a $7.9 million increase in average advances outstanding, as management elected to fund the purchase of mortgage-backed securities with such advances, as previously discussed.

As a result of the foregoing, net interest income increased by $421,000, or 44.6%, for the six months ended December 31, 1996, compared to 1995. The interest rate spread amounted to 2.09% for the six months ended December 31, 1996, compared to 2.60% for the comparable 1995 period, while the net interest margin increased to 3.34% in 1996, compared to 3.21% in 1995.

Provision for Losses on Loans
-----------------------------
The allowance for loan losses totaled $146,000 at both December 31, 1996 and June 30, 1996, which represented .3% and .2% of total loans and 304.2% and 124.8% of nonperforming loans at those respective dates. A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the six month period ended December 31, 1996. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future. The foregoing statement is a "forward-looking" statement within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decreases in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and (4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Operating Income
----------------------
Other operating income totaled $26,000 for the six months ended December 31, 1996, an increase of $8,000, or 44.4%, over the 1995 total. Other income consists primarily of fees generated from late charges on loans, safety deposit box rentals and negotiable order of withdrawal (NOW) account fees.

General, Administrative and Other Expense
---------------------------------------
General, administrative and other expense increased by $542,000, or 100.2%, for the six months ended December 31, 1996, compared to the same period in 1995. The increase resulted primarily from the aforementioned $332,000 charge to recapitalize the SAIF, coupled with an increase of $157,000, or 63.3%, in employee compensation and benefits, resulting primarily from the costs associated with stock benefit plans implemented since the Conversion, and an increase of $48,000, or 33.3%, in other operating expenses, which resulted primarily from costs associated with the operation of the Corporation and the annual reporting requirements of a public stock company.

                            FFD FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six Month Periods Ended December 31,
--------------------------------------------------------------------------------
1996 and 1995 (continued)
--------------
General, Administrative and Other Expense (continued)
------------------------------------------
Legislation to recapitalize the SAIF provided for a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Savings Bank had approximately $49.2 million in deposits at March 31, 1995. The special assessment resulted in an additional assessment of $332,000, or an after-tax charge of $219,000, which was recorded in the quarter ended September 30, 1996 and paid in November 1996. The legislation also provides for reduced premium rates for healthy savings associations beginning in 1997, estimated to be a rate of $.064 per $100 of SAIF insured deposits.

A component of the recapitalization plan provides for the merger of the SAIF and the BIF on January 1, 1999, and for the elimination of the federal thrift charter and of the separate federal regulation of thrifts. Pursuant to the merger, the Savings Bank would then be required to convert to a new charter and become subject to federal regulation as a bank. At this time, management is unsure as to what, if any, impact the more restrictive activity limits and capital requirements of federal banking law would have on the Savings Bank or the Corporation.

Federal Income Taxes
--------------------
The Corporation recorded a provision for federal income taxes totaling $101,000 for the six months ended December 31, 1996, a decrease of $25,000, or 19.8%, from the same period in 1995. The decrease resulted primarily from a $63,000, or 16.9%, decline in earnings before taxes. The effective tax rates were 32.7% and 33.9% for the six months ended December 31, 1996 and 1995, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31,
------------------------------------------------------------------------------
1996 and 1995
-------------
General
-------
The Corporation's net earnings totaled $230,000 for the three months ended December 31, 1996, an increase of $99,000, or 75.6%, over the comparable period in 1995. The increase in net earnings resulted primarily from a $220,000 increase in net interest income and a $6,000 increase in other income, which were partially offset by an $81,000 increase in general, administrative and other expense and a $46,000 increase in the provision for federal income taxes.

                            FFD FINANCIAL CORPORATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31,
------------------------------------------------------------------------------
1996 and 1995 (continued)
-------------
Net Interest Income
-------------------
Total interest income increased by $395,000, or 36.3%, to a total of $1.5 million for the three months ended December 31, 1996. Interest income on loans increased by $58,000, or 6.9%, due primarily to an increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $194,000, or 143.7%, due primarily to an increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $143,000, or 128.8%, due primarily to an increase in the related investment balances. The increases in interest-earning assets primarily reflects the deployment of proceeds from the Corporation's common stock offering which was completed in April 1996.

Interest expense on deposits increased by $41,000, or 6.7%, for the three months ended December 31, 1996, compared to 1995, due primarily to an increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $134,000 due primarily to an increase in average advances outstanding, as management elected to fund the purchase of mortgage-backed securities with such advances, as previously discussed.

As a result of the foregoing, net interest income increased by $220,000, or 46.7%, for the three months ended December 31, 1996, compared to 1995.

Other Operating Income
----------------------
Other operating income totaled $16,000 for the three months ended December 31, 1996, an increase of $6,000, or 60.0%, over the 1995 total. Other income consists primarily of fees generated from late charges on loans, safety deposit box rentals and NOW account fees.

General, Administrative and Other Expense
-----------------------------------------
General, administrative and other expense increased by $81,000, or 28.6%, for the three months ended December 31, 1996, compared to the same period in 1995. The increase resulted primarily from an increase of $76,000, or 61.8%, in employee compensation and benefits, resulting primarily from the costs associated with stock benefit plans, an increase of $13,000, or 61.9%, in occupancy and equipment, due primarily to depreciation and other costs attendant to the new office location, and an increase of $9,000, or 10.6%, in other operating expenses, which resulted primarily from the annual reporting requirements of public stock companies. These increases were partially offset by a decline of $17,000, or 58.6%, in federal deposit insurance premiums, reflecting a reduction in premium rates following the recapitalization assessment.

Federal Income Taxes
--------------------
The Corporation recorded a provision for federal income taxes totaling $113,000 for the three months ended December 31, 1996, an increase of $46,000, or 68.7%, over the same period in 1995. The increase resulted primarily from a $145,000, or 73.2%, increase in earnings before taxes. The effective tax rates were 32.9% and 33.8% for the three months ended December 31, 1996 and 1995, respectively.

                            FFD FINANCIAL CORPORATION

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------
         Not applicable

ITEM 2.  Changes in Securities
         ---------------------
         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
          On October 8, 1996, the Annual Meeting of the Corporation's Shareholders was held. Each of the three directors nominated were elected to terms expiring in 1998 by the following votes:

          Stephen G. Clinton     For:  1,267,887         Withheld:  1,725
          Robert R. Gerber       For:  1,268,362         Withheld:  1,250
          Richard J. Herzig      For:  1,263,837         Withheld:  5,775

          Three other matters were submitted to the shareholders, for which the following votes were cast:

          1) Ratification of the adoption of the FFD Financial Corporation 1996 Stock Option and Incentive Plan.

                For:  764,775  Against:  128,744  Abstain:  17,000
                Broker Non Votes:  359,093

          2) Ratification of the adoption of the First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement.

                For:  739,140 Against: 155,429  Abstain: 15,950
                Broker Non Votes:  359,093

          3) Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1997.

                For:  1,230,089    Against:  28,948     Abstain:  10,575

ITEM 5.  Other Information
         -----------------
               None

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------
               Reports on Form 8-K:

               None.

               Exhibits:

               Financial data schedule for the six months ended December 31, 1996.

                            FFD FINANCIAL CORPORATION

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:   February 10, 1997                  By:  /s/ ROBERT R. GERBER
     ----------------------------             ----------------------------
                                              Robert R. Gerber
                                              President and
                                              Principal Financial Officer