Form 10QSB
period 1997-03-31
FFD FINANCIAL CORP/OH
filed 1997-05-15
CIK 1006177

                                  FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 1997
                               -----------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.     0-27916

                            FFD FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                  Ohio                                      34-1921148
     -------------------------------                 ----------------------
     (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                  Identification Number)

       321 North Wooster Avenue
            Dover, Ohio                                       44622
      -------------------------                             ----------
      (Address of principal                                 (Zip Code)
        executive office)

Registrant's telephone number, including area code:   (330) 364-7777
                                                   --------------------

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

        Yes   X             No
            -----             -----

As of May 9, 1997, the latest practicable date, 1,454,750 shares of the registrant's common stock, without par value, were issued and outstanding.

                               Page 1 of 15 pages

                                      INDEX

                                                             Page
                                                             ----
PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition       3

          Consolidated Statements of Earnings                  4

          Consolidated Statements of Cash Flows                5

          Notes to Consolidated Financial Statements           7

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                          10

PART II - OTHER INFORMATION                                   14

SIGNATURES                                                    15

                           FFD FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                          MARCH 31,            JUNE 30,
         ASSETS                                                                                1997                1996
Cash and due from banks                                                                     $   559             $   905
Interest-bearing deposits in other financial institutions                                     2,089               1,793
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,648               2,698

Investment securities available for sale - at market                                          8,216               9,256
Investment securities - at amortized cost, approximate
  market value of $1,445 and $2,427 as of March 31,
  1997 and June 30, 1996                                                                      1,467               2,460
Mortgage-backed securities available for sale - at market                                    13,138               9,007
Mortgage-backed securities - at amortized cost, approximate market value of
  $5,119 and $6,073 as of March 31,
  1997 and June 30, 1996                                                                      4,789               5,932
Loans receivable - net                                                                       53,017              48,539
Office premises and equipment - at depreciated cost                                             847                 545
Federal Home Loan Bank stock - at cost                                                          630                 598
Accrued interest receivable                                                                     416                 283
Prepaid expenses and other assets                                                               118                 140
                                                                                            -------             -------

         Total assets                                                                       $85,286             $79,458
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                                    $54,669             $52,208
Advances from the Federal Home Loan Bank                                                      8,582               5,184
Accrued interest payable                                                                        121                  37
Other liabilities                                                                               353                 204
Accrued federal income taxes                                                                     70                  40
Deferred federal income taxes                                                                   389                 374
                                                                                            -------             -------
         Total liabilities                                                                   64,184              58,047

Shareholders' equity

  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued and outstanding                                        -                   -
  Additional paid-in capital                                                                 14,132              14,132
  Retained earnings - restricted                                                              8,039               7,857
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  589                 586
  Shares acquired by employee stock ownership plan                                           (1,164)             (1,164)
  Shares acquired by recognition and retention plan                                            (494)                 -
                                                                                            -------             ------
         Total shareholders' equity                                                          21,102              21,411
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                         $85,286             $79,458
                                                                                            =======             =======

                           FFD FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                                         FOR THE NINE MONTHS         FOR THE THREE MONTHS
                                                                           ENDED MARCH 31,                ENDED MARCH 31,
                                                                         1997         1996            1997         1996
Interest income
  Loans                                                                $2,794       $2,513          $  952       $  859
  Mortgage-backed securities                                              932          420             310          137
  Investment securities and interest-bearing
    deposits and other                                                    650          357             212          130
                                                                       ------       ------          ------       ------
         Total interest income                                          4,376        3,290           1,474        1,126

Interest expense
  Deposits                                                              1,937        1,856             642          638
  Borrowings                                                              366            1             125           -
                                                                       ------       ------          ------       ------
         Total interest expense                                         2,303        1,857             767          638
                                                                       ------       ------          ------       ------

         Net interest income                                            2,073        1,433             707          488

Provision for losses on loans                                              -            50              -            -
                                                                       ------       ------          ------       ------

         Net interest income after provision for losses on loans        2,073        1,383             707          488

Other income (loss)
  Gain on sale of office premises                                          -            50              -            50
  Loss on sale of investment securities                                    (6)          -               (6)          -
  Loss on sale of mortgage-backed securities                              (37)          -              (37)          -
  Other income                                                             41           28              15           10
                                                                       ------       ------          ------       ------
         Total other income (loss)                                         (2)          78             (28)          60

General, administrative and other expense
  Employee compensation and benefits                                      594          392             189          144
  Occupancy and equipment                                                  87           73              31           32
  Federal deposit insurance premiums                                      383           86               9           29
  Franchise taxes                                                          98           79              42           28
  Other operating                                                         314          234             122           90
                                                                       ------       ------          ------       ------
         Total general, administrative and other expense                1,476          864             393          323
                                                                       ------       ------          ------       ------

         Earnings before income taxes                                     595          597             286          225

Federal income taxes
  Current                                                                 181          203              95           46
  Deferred                                                                 14           (2)             (1)          29
                                                                       ------       ------          ------       ------
         Total federal income taxes                                       195          201              94           75
                                                                       ------       ------          ------       ------

         NET EARNINGS                                                  $  400       $  396          $  192       $  150
                                                                       ======       ======          ======       ======

         EARNINGS PER SHARE                                              $.30          N/A            $.14          N/A
                                                                         ====          ===            ====          ===

                           FFD FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the nine months ended March 31,
                                 (In thousands)

                                                                           1997              1996
Cash flows from operating activities:
  Net earnings for the period                                          $    400          $    396
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                        5                (2)
    Amortization of deferred loan origination fees                          (40)              (51)
    Depreciation and amortization                                            37                32
    Provision for losses on loans                                             -                50
    Federal Home Loan Bank stock dividends                                  (32)              (30)
    Gain on sale of office premises                                           -               (50)
    Loss on sale of investment securities                                     6                 -
    Loss on sale of mortgage-backed securities                               37                 -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                          (133)              (51)
      Prepaid expenses and other assets                                      22            (1,353)
      Accrued interest payable                                               84                21
      Other liabilities                                                     149                57
      Federal income taxes
        Current                                                              30                81
        Deferred                                                             14                (2)
                                                                       --------          --------
         Net cash provided by (used in) operating activities                579              (902)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                         1,000               500
  Proceeds from sale of investment securities                               994                 -
  Purchase of investment securities                                           -              (500)
  Proceeds from sale of mortgage-backed securities                        3,970                 -
  Purchase of mortgage-backed securities                                 (9,711)                -
  Principal repayments on mortgage-backed securities                      2,748             1,632
  Loan principal repayments                                               6,905             7,357
  Loan disbursements                                                    (11,343)          (12,020)
  Purchase of office premises and equipment                                (339)             (490)
  Proceeds from sale of office premises                                       -               275
                                                                       --------          --------
         Net cash used in investing activities                           (5,776)           (3,246)
                                                                       --------          --------
         Net cash used in operating and investing
           activities (subtotal carried forward)                         (5,197)           (4,148)
                                                                       --------          --------

                           FFD FINANCIAL CORPORATION

                      For the nine months ended March 31,
                                 (In thousands)

                                                                                                 1997              1996
         Net cash used in operating and investing
           activities (subtotal brought forward)                                               $(5,197)          $(4,148)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                               2,461            16,503
  Proceeds from Federal Home Loan Bank advances                                                  4,600                 -
  Repayment of Federal Home Loan Bank advances                                                  (1,202)               (1)
  Purchase of shares for recognition and retention plan                                           (494)                -
  Dividends on common shares                                                                      (218)                -
                                                                                               -------           -------
         Net cash provided by financing activities                                               5,147            16,502
                                                                                               -------           -------

Net increase (decrease) in cash and cash equivalents                                               (50)           12,354

Cash and cash equivalents at beginning of period                                                 2,698             3,880
                                                                                               -------           -------

Cash and cash equivalents at end of period                                                     $ 2,648           $16,234
                                                                                               =======           =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $   168           $   123
                                                                                               =======           =======

    Interest on deposits and borrowings                                                        $ 2,219           $ 1,836
                                                                                               =======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                           $     3           $   119
                                                                                               =======           =======

                           FFD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three and nine months ended March 31, 1997 and 1996

    On November 14, 1995, the Board of Directors of First Federal Savings Bank of Dover (the "Savings Bank") adopted a plan of conversion and reorganization (the "Plan") whereby the Savings Bank would convert to the stock form of ownership and issue all of the Savings Bank's outstanding stock to a newly formed holding company, FFD Financial Corporation ("FFD" or the "Corporation"). Pursuant to the Plan, FFD offered for sale up to 1,454,750 common shares to certain depositors of the Savings Bank and members of the community. The conversion was completed on April 2, 1996, and resulted in the issuance of 1,454,750 common shares of FFD which, after consideration of offering expenses totaling approximately $400,000, resulted in net proceeds of $14.2 million. The consolidated financial statements for periods prior to April 2, 1996 contained herein are those of the Savings Bank prior to the completion of its conversion to stock form.

    1.   Basis of Presentation

    The accompanying unaudited financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD included in FFD's Annual Report on Form 10-KSB for the year ended June 30, 1996. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1997 and 1996, are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of FFD and the Savings Bank. All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In October 1995, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," establishing financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages all entities to adopt a new method of accounting to measure compensation cost of all stock compensation plans based on the estimated fair value of the award at the date it is granted. Companies are, however, allowed to continue to measure compensation cost for those plans using the intrinsic value based method of accounting, which generally does not result in compensation expense recognition for most plans. Companies that elect to remain with the existing accounting are required to disclose in a footnote to the financial statements pro forma net earnings and, if presented,

                           FFD FINANCIAL CORPORATION

           For the three and nine months ended March 31, 1997 and 996

    3.   Effects of Recent Accounting Pronouncements (continued)

    earnings per share, as if SFAS No. 123 had been adopted. The accounting requirements of SFAS No. 123 are effective for transactions entered into during fiscal years that begin after December 15, 1995; however, companies are required to disclose information for awards granted in their first fiscal year beginning after December 15, 1994. Management has determined that the Corporation will continue to account for stock-based compensation pursuant to Accounting Principles Board Opinion No. 25, and therefore SFAS No. 123 will have no effect on its consolidated financial condition or results of operations.

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

                           FFD FINANCIAL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

           For the three and nine months ended March 31, 1997 and 996

    3.   Effects of Recent Accounting Pronouncements (continued)

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. Based upon the provisions of SFAS No. 128, the Corporation's basic and diluted earnings per share for the nine months ended March 31, 1997 would have been $.30 and $.28, respectively. Basic and diluted earnings per share for the three months ended March 31, 1997 would have been $.14 and $.13, respectively.

    4.   Pending Legislative Changes

    Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the OTS and regulate the Savings Bank as a bank or require it to change its charter. Such changes would likely change the types of activities in which such institutions could engage and would probably subject them to greater regulation by the FDIC. In addition, the Corporation might become subject to different holding company regulations.

    5.  Earnings Per Share

    Earnings per share is computed based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 116,380 unallocated ESOP shares, totaled 1,338,370 for each of the three and nine month periods ended March 31, 1997. There is no dilutive effect associated with the Corporation's stock option plan.

    The provisions of Accounting Principles Board Opinion No. 15, "Earnings Per Share," are not applicable to the three and nine month periods ended March 31, 1996, as the Conversion from mutual to stock form was completed in April 1996.

                           FFD FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 1996 to March 31, 1997

The Corporation's total assets at March 31, 1997, amounted to $85.3 million, a $5.8 million, or 7.3%, increase over the total at June 30, 1996. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank of $3.4 million and growth in the deposit portfolio of $2.5 million.

Cash and interest-bearing deposits totaled $2.6 million, a decrease of $50,000 from the total at June 30, 1996. Investment securities totaled $9.7 million at March 31, 1997, a decline of $2.0 million, or 17.4%, from June 30, 1996 levels. This decrease resulted primarily from maturities and sales of investment securities totaling $1.0 million and $994,000, respectively. Proceeds from sales and maturities of investment securities were redeployed to fund loan originations.

Mortgage-backed securities totaled $17.9 million at March 31, 1997, an increase of $3.0 million, or 19.9%, over June 30, 1996 levels. The increase was due to purchases totaling $9.7 million and was partially offset by sales of $4.0 million and principal repayments of $2.7 million. The growth in the mortgage-backed securities portfolio was funded primarily through advances from the Federal Home Loan Bank.

Loans receivable totaled $53.0 million at March 31, 1997, an increase of $4.5 million, or 9.2%, over the June 30, 1996 total. This growth in the loan portfolio was funded through proceeds from deposit growth and from investment securities sales and maturities.

The allowance for loan losses totaled $145,000 at March 31, 1997, which represented 0.3% of total loans and 3,833.3% of nonperforming loans at that date. The allowance totaled $146,000 at June 30, 1996, which represented 0.3% of total loans and 124.8% of nonperforming loans at that date.

Deposits totaled $54.7 million at March 31, 1997, a $2.5 million, or 4.7%, increase over June 30, 1996. This increase resulted primarily from the introduction of a higher yield passbook savings account. Federal Home Loan Bank advances increased by $3.4 million as management elected to fund purchases of adjustable rate mortgage-backed securities yielding 7.11% at the time of purchase with short-term advances with a weighted-average rate of 5.48%.

The Savings Bank is required to meet each of three minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At March 31, 1997, the Savings Bank's tangible and core capital totaled $12.3 million, or 15.8% of adjusted total assets, which exceeded the minimum requirements of $1.2 million and $2.3 million by $11.1 million and $10.0 million, respectively. The Savings Bank's risk-based capital of $12.5 million, or 34.1% of risk-weighted assets, exceeded the current 8.0% requirement by $9.5 million.

                           FFD FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996

General

Net earnings totaled $400,000 for the nine months ended March 31, 1997, an increase of $4,000, or 1.0%, over the total recorded for the comparable period in 1996. The increase resulted primarily from an increase in net interest income of $640,000, a decrease in the provision for losses on loans of $50,000 and a $6,000 decrease in the provision for federal income taxes, which were partially offset by a decrease in other income of $80,000 and an increase in general, administrative and other expense of $612,000.

Net Interest Income

Total interest income increased by $1.1 million, or 33.0%, to a total of $4.4 million for the nine months ended March 31, 1997. Interest income on loans increased by $281,000, or 11.2%, due primarily to the growth in the loan portfolio. Interest income on mortgage-backed securities increased by $512,000, or 121.9%, due to an increase in the portfolio. Interest income on investment securities and interest-bearing deposits increased by $293,000, or 82.1%, due primarily to an increase in yield.

Interest expense on deposits increased by $81,000, or 4.4%, for the nine months ended March 31, 1997, compared to 1996, due primarily to the increase in the deposit portfolio as well as an increase in yield. Interest expense on borrowings increased by $365,000 due primarily to a $8.0 million increase in the average balance of advances outstanding, as management elected to fund the purchase of mortgage-backed securities with such advances.

As a result of the foregoing, net interest income increased by $640,000, or 44.7%, for the nine months ended March 31, 1997, compared to 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the nine month period ended March 31, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

The foregoing statement is a "forward-looking" statement within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Factors that could affect the adequacy of the loan loss allowance include, but are not limited to, the following: (1) changes in the national and local economy which may negatively impact the ability of borrowers to repay their loans and which may cause the value of

                           FFD FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 1997 and 1996 (continued)

Provision for Losses on Loans (continued)

real estate and other properties that secure outstanding loans to decline; (2) unforeseen adverse changes in circumstances with respect to certain large loan borrowers; (3) decrease in the value of collateral securing consumer loans to amounts equal to less than the outstanding balances of the consumer loans; and
(4) determinations by various regulatory agencies that the Savings Bank must recognize additions to its loan loss allowance based on such regulators' judgment of information available to them at the time of their examinations.

Other Income (Loss)

Other loss totaled $2,000 for the nine months ended March 31, 1997, a decrease of $80,000 from the $78,000 of other income for the 1996 period. The decrease resulted primarily from a loss on sale of mortgage-backed and investment securities of $43,000, coupled with a gain on sale of office premises of $50,000 during the nine month period ending March 31, 1996.

General, Administrative and Other Expense

General, administrative and other expense increased by $612,000, or 70.8%, for the nine months ended March 31, 1997, compared to 1996. The increase resulted primarily from a $297,000, or 345.3%, increase in federal deposit insurance premiums due primarily to a $332,000 charge recorded at September 30, 1996, as a results of a legislative mandate to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Additionally, employee compensation and benefits increased $202,000, or 51.5%, primarily due to the costs associated with stock benefit plans implemented since the Conversion. Occupancy and equipment expense increased $14,000, or 19.2%, primarily from increased costs attendant to FFD's office relocation. The increase in other operating expense of $80,000 was due primarily to increased professional fees and other costs related to the reporting requirements of a public stock company and increases in insurance, stationery, office supplies and advertising costs related to the office relocation as well as increased data processing costs.

Federal Income Taxes

The provision for federal income taxes totaled $195,000 for the nine months ended March 31, 1997, a decrease of $6,000, or 3.0%, from the same period in 1996. The effective tax rates were 32.8% and 33.7% for the nine months ended March 31, 1997 and 1996, respectively.

                           FFD FINANCIAL CORPORATION

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1997 and 1996

General

Net earnings totaled $192,000 for the three months ended March 31, 1996, an increase of $42,000, or 28.0%, over the $150,000 in net earnings recorded for the three months ended March 31, 1996. The increase in earnings resulted primarily from a $219,000 increase in net interest income, which was partially offset by a decline in other income of $88,000, an increase in general, administrative and other expense of $70,000 and an increase of $19,000 in the provision for federal income taxes.

Net Interest Income

Interest income increased by $348,000, or 30.9%, for the three months ended March 31, 1997, compared to 1996. This increase resulted primarily from growth in the loan portfolio over the period and the repricing of adjustable-rate loans as well as increased interest income on mortgage-backed securities and investment securities and interest bearing deposits. The increase in interest income on mortgage-backed securities is primarily due to an increase in the average balance, while the increase in interest income on investments and interest-bearing deposits is due to increased yield. Interest expense increased by $129,000, or 20.2%, resulting primarily from an increase in the cost of deposits and an $8.8 million increase in the average balance of Federal Home Loan Bank advances outstanding. Net interest income increased by $219,000, or 44.9%, for the three months ended March 31, 1997, compared to the comparable quarter in 1996.

Other Income (Loss)

FFD reported other loss of $28,000 for the three month period ended March 31, 1997, a decline of $88,000 from the comparable quarter in 1996. The decline resulted from a $43,000 loss on sales of investment and mortgage-backed securities, coupled with the recognition of a $50,000 gain on sale of office premises in the 1996 period.

General, Administrative and Other Expense

General, administrative and other expense increased by $70,000, or 21.7%, for the quarter ended March 31, 1997, compared to 1996. The increase resulted primarily from a $45,000, or 31.3%, increase in employee compensation and benefits, a $14,000, or 50.0%, increase in franchise taxes, and a $32,000, or 35.6%, increase in other operating expense, which were partially offset by a $20,000, or 69.0%, decrease in federal deposit insurance premiums. The increase in employee compensation and benefits expense resulted primarily from costs associated with stock benefit plans implemented since the Conversion. Franchise tax expense increased due to the Corporation's increased equity following the Conversion. The increase in other operating expense was due primarily to professional fees and other costs associated with the reporting requirements of a public stock company. Federal deposit insurance premium expense decreased due to lower assessment rates for the three months ended March 31, 1997 compared to the comparable 1996 period.

Federal Income Taxes

The provision for federal income taxes totaled $94,000 for the three months ended March 31, 1997, an increase of $19,000, or 25.3%, over the same period in 1996. The effective tax rates were 32.9% and 33.3% for the three month periods ended March 31, 1997 and 1996, respectively.

                           FFD FINANCIAL CORPORATION

                                    PART II

ITEM 1.  Legal Proceedings

         Not applicable

ITEM 2.  Changes in Securities

         Not applicable

ITEM 3.  Defaults Upon Senior Securities

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:            None

         Exhibit 27:                     Financial Data Schedule
                                         for the nine month period
                                         ended March 31, 1997

                           FFD FINANCIAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:                                 By:  /s/ ROBERT R. GERBER
     ------------------------            -----------------------------------
                                          Robert R. Gerber
                                          President

Date:                                 By: /s/ CHARLES A. BRADLEY
     ------------------------            -----------------------------------
                                          Charles A. Bradley
                                          Treasurer