Form 10KSB40
period 1997-06-30
FFD FINANCIAL CORP/OH
filed 1997-09-29
CIK 1006177

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee required]

     For the fiscal Year Ended June 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ________________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                         34-1921148
--------------------------------                  -----------------------------
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification Number)


                   321 North Wooster Avenue, Dover, Ohio 44622
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777
                           --------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
         --------------------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares, without par value
         --------------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                                      ---  ---

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended June 30, 1997, were $7.2 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq Small Cap Market, was $18.9 million on September 24, 1997.

         1,444,750 of the registrant's common shares were issued and outstanding on September 24, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the
                        fiscal year ended June 30, 1997.

   Part III of Form 10-KSB - Portions of the Proxy Statement for 1997 Annual
                            Meeting of Shareholders.

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

GENERAL

         FFD Financial Corporation ("FFD") is a unitary savings and loan holding company organized under Ohio law in November 1995 which owns all of the issued and outstanding common shares of First Federal Savings Bank of Dover (the "Bank"), a federal savings bank chartered under the laws of the United States. On April 2, 1996, FFD acquired all of the common shares issued by the Bank upon its conversion from a mutual savings bank to a stock savings bank (the "Conversion").

         The Bank has conducted business in Tuscarawas County since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." The Bank obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983 the Bank changed its charter to a federal savings bank charter, at which time the present name was adopted.

         As a savings and loan holding company, FFD is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). As a federal savings bank, the Bank is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC") and is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati. The deposits of the Bank are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

         The Bank is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Tuscarawas County, Ohio. The Bank also originates construction loans and loans secured by multifamily real estate (over four units), nonresidential real estate and land. The origination of consumer loans constitutes a small part of the lending activity of the Bank. The Bank has recently implemented a commercial lending program. Loan funds are obtained primarily from savings deposits and loan repayments. In addition, advances from the Federal Home Loan Bank (the "FHLB") of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand. The Bank also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

         Interest on loans, mortgage-backed securities and investments is the Bank's primary source of income. The Bank's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of the Bank, which is the difference between interest earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. Like most thrift institutions, the Bank's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

LENDING ACTIVITIES

         GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Bank's primary market area. Loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by the Bank. The Bank also recently instituted a commercial loan program for businesses in its primary market area. The Bank does not issue any letters of credit for commercial, business or agricultural purposes, other than loans secured by real estate.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of the Bank's loan portfolio at the dates indicated:

                                                             At June 30,
                                      -------------------------------------------------------------
                                            1997                 1996                  1995
                                      ------------------   ------------------    ------------------
                                                Percent               Percent               Percent
                                                of total             of total              of total
                                      Amount     loans     Amount      loans     Amount      loans
                                      ------     -----     ------      -----     ------      -----
                                                        (Dollars in thousands)
  One- to four-family                 $52,842     92.3%    $44,763     89.4%     $37,149     88.3%
  Multifamily                           1,158      2.0       1,336      2.7        1,228      2.9
  Construction                          1,474      2.6         982      2.0          375      0.9
  Nonresidential and land               1,192      2.1       1,124      3.1        1,906      4.6
  Consumer                                583      1.0       1,390      2.8        1,404      3.3
                                      -------     ----     -------     ----      -------     ----
     Total loans                       57,249    100.0%     49,595    100.0%      42,062    100.0%
                                                 =====                =====                 =====
  Less:
  Undisbursed portion of loans in
    process                             1,185                  614                   207
  Deferred loan origination fees          290                  296                   265
  Allowance for losses on loans           270                  146                    96
                                      -------              -------               -------
     Loans receivable, net            $55,504              $48,539               $41,494
                                      =======              =======               =======

         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of June 30, 1997, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                           Due during the year ending     Due 4-5      Due 6-10     Due 11-15     Due 15 or
                                     June 30,              years         years        years       more years
                           --------------------------      after         after        after         after
                             1998      1999     2000      6/30/97       6/30/97      6/30/97       6/30/97        Total
                             ----      ----     ----      -------       -------      -------       -------       -------
                                                                   (In thousands)
Residential real estate(1)   $823     $  24      $45        $415        $3,239      $16,342        $34,586       $55,474
Nonresidential and land        69        22        2         277           138          684              -         1,192
Consumer loans                 87       149       86         261             -            -              -           583
                             ----      ----     ----        ----        ------      -------        -------       -------
   Total loans               $979      $195     $133        $953        $3,377      $17,026        $34,586       $57,249
                             ====      ====     ====        ====        ======      =======        =======       =======

-----------------------------

(1)      Includes one- to four-family, multifamily and construction loans.

         The next table sets forth the dollar amount of all loans due after one year from June 30, 1997, which have predetermined interest rates and have floating or adjustable interest rates:

                                                     Due more than one year after
                                                            June 30, 1997
                                                     ----------------------------
                                                            (In thousands)
                  Fixed rate of interest                        $10,059
                  Adjustable rate of interest                    46,211
                                                                 ------
                                                                $56,270
                                                                =======

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Bank has been the origination of permanent conventional loans secured by first mortgages on existing one-to four-family residences, primarily single-family residences, located in Tuscarawas County. The Bank also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. The aggregate amount of the Bank's one- to four-family residential real estate loans equaled approximately $52.8 million at June 30, 1997, and represented 92.3% of total loans at such date.

         Between 1982 and 1994, the Bank originated only adjustable-rate mortgage loans ("ARMs"). ARMs are offered by the Bank for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years, although most of the ARMs originated by the Bank are one-year ARMs. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. Some of the Bank's ARMs have a maximum adjustment of 6% over the term of the loan.

         Adjustable-rate loans decrease the Bank's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. The Bank believes that these risks have not had a material adverse effect on the Bank to date.

         In September 1994 the Bank resumed originating fixed-rate loans with terms of up to 15 years. All fixed-rate loans originated by the Bank since that time have been held in the Bank's portfolio.

         OTS regulations limit the amount that the Bank may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. Most of the Bank's one- to four-family loans have a LTV of 80% or less, although the Bank will make first mortgage loans on one- to four-family residences up to 89% of the value of the real estate and improvements. The Bank has an affordable housing loan program under which it originates a small number of variable-rate loans with LTVs of up to 95%.

         Included in one- to four-family loans are lines of credit secured by the equity in the borrower's principal residence. The Bank makes home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans are secured by a second mortgage on the real estate. The Bank's home equity loans have a term of 15 years. The interest rates charged by the Bank on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in THE WALL STREET JOURNAL. At June 30, 1997, the Bank had $763,000 in home equity loans.

         MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, the Bank makes loans secured by multifamily properties containing over four units. Such loans are made with adjustable interest rates and a maximum LTV of 80% for terms of up to 30 years.

         Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. The Bank attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships.

         At June 30, 1997, loans secured by multifamily properties totaled approximately $1.2 million, or 2.0% of total loans.

         CONSTRUCTION LOANS. The Bank makes loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed or adjustable rates of interest and for terms of up to 30 years. Construction loans originated by the Bank are primarily made to owner-occupants for the construction of single-family homes by a general contractor, although the Bank also makes construction loans to developers for the construction of single-family homes.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         At June 30, 1997, a total of $1.5 million, or approximately 2.6%, of the Bank's total loans consisted of construction loans.

         NONRESIDENTIAL REAL ESTATE AND LAND LOANS. The Bank makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 30 years and a maximum LTV of 80%. The Bank also makes loans secured by lots for the construction of single-family residences. Lot loans have terms of up to five years and a maximum LTV of 65%.

         The Bank's loan portfolio also includes two participation interests in loans originated by another financial institution headquartered in Ohio. The loans are secured by a first mortgage and a second mortgage on a nursing home property located in Westerville, Ohio.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. None of the Bank's nonresidential real estate loans was nonperforming at June 30, 1997, 1996 or 1995.

         At June 30, 1997, the Bank had a total of $1.2 million invested in nonresidential real estate and land loans, including the participation interests. Such loans comprised approximately 2.1% of the Bank's total loans at such date.

         Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 1997, the Bank's nonresidential mortgage loans totaled 33% of the Bank's capital.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including unsecured loans and loans secured by savings accounts and motor vehicles. Such loans are made at fixed or adjustable rates of interest. Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although the Bank has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five years.

         At June 30, 1997, the Bank had approximately $583,000, or 1.0% of its total loans, invested in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel. The Bank typically obtains a credit report, verification of income and other documentation concerning the creditworthiness of the borrower. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with the Bank's underwriting guidelines to the Bank's Executive Committee. All loans are ratified by the full Board of Directors.

         Under the Bank's current loan guidelines, if a real estate loan application is approved, title insurance is usually obtained on the real estate which will secure the mortgage loan. In the past, the Bank used an attorney's opinion for single-family loans, whereas title insurance was typically used for nonresidential real estate loans. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Bank is originating both fixed-rate and ARM loans for its portfolio and not with the intention of selling such loans in the secondary market. Because the Bank does not require property surveys and certain other documentation that does not relate to the creditworthiness of the borrower, the loans in the Bank's portfolio do not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association (the "FNMA"). By originating non-conforming loans, however, the Bank is able to process and close loans with lower out-of-pocket expenses and in a shorter time than some of its competitors. As reflected by the relatively low levels of the Bank's delinquent loans and nonperforming assets in recent years, management believes that the origination of non-conforming loans has not adversely affected the Bank's overall asset quality.

         The following table presents the activity in the Bank's loan portfolio for the periods indicated. The Bank does not sell loans. The Bank occasionally purchases participation interests in loans originated by other financial institutions. No loans were purchased during the periods presented, although the Bank's loan portfolio at June 30, 1997, includes two participations purchased in the 1992 fiscal year. See "Nonresidential Real Estate and Land Loans."

                                                        Year ended June 30,
                                                ----------------------------------
                                                  1997          1996         1995
                                                -------       --------      ------
                                                          (In thousands)
Loans originated:
   One-to four-family                           $13,899       $15,241      $6,881
   Construction                                   2,710         1,224         879
   Nonresidential and land                          162            --         147
   Consumer                                         302           362         334
                                                -------       -------      ------
     Total loans originated                      17,073        16,827       8,241

Principal loan repayments                        10,049         9,797       5,773
Increase (decrease) in other items, net(1)          (59)           15          45
                                                -------       -------      ------
Net increase in loans receivable                $ 6,965       $ 7,045      $2,513
                                                =======       =======      ======



-----------------------------

(1) Other items consist of amortization of deferred loan origination fees and the provision for losses on loans.


         OTS regulations impose a lending limit on the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans to one borrower of up to $500,000. In addition, the OTS, under certain circumstance, may permit exceptions to the lending limit on a case-by-case basis.

         Based on such limits, the Bank was able to lend approximately $2.0 million to one borrower at June 30, 1997. The largest amount the Bank had outstanding to one borrower at June 30, 1997, was $500,000. Such loan was secured by one- to four-family investment property and a personal residence.

         LOAN ORIGINATION AND OTHER FEES. The Bank realizes loan origination fees and other fee income from its lending activities. In addition, the Bank realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. The Bank endeavors to maintain a high level of asset quality through sound underwriting practices and efficient collection practices.

         To discourage late payments, the Bank charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, the Bank may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Real estate acquired by the Bank as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is initially recorded by the Bank at the lower of cost or fair value of the real estate, less estimated costs to sell. Real estate loss provisions are recorded if the properties' fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. The Bank had no REO at June 30, 1997.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                June 30, 1997               June 30, 1996              June 30, 1995
                          -------------------------  -------------------------   -------------------------
                                           Percent                     Percent                    Percent
                                           of total                   of total                    of total
                          Number  Amount    loans    Number   Amount    loans    Number   Amount    loans
                          ------  ------    -----    ------   ------    -----    ------   ------    -----
                                                        (Dollars in thousands)
Loans delinquent for:
   30 - 59 days             -      $--         -%      --      $--         -%       8      $202      0.48%
   60 - 89 days             7       333       .58       3       131       .26       3       111      0.26
   90 days and over         2        64       .11       7       117       .24       6       131      0.31
                            -      ----      ----      --      ----      ----      --      ----      ----
Total delinquent loans      9      $397       .69%     10      $248       .50%     17      $444      1.05%
                            =      ====      ====      ==      ====      ====      ==      ====      ====

         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu, and repossessed assets. The Bank ceases to accrue interest on real estate loans that are delinquent 90 days or more. The accrual of interest may stop before a loan is 90 days delinquent if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. The Bank places a loan on nonaccrual status when, in the judgment of management, the collection of interest on loans contractually past due is unlikely.

         The following table sets forth information with respect to the Bank's nonaccruing loans at the dates indicated. The Bank had no other nonperforming assets at any of the dates presented.

                                                       At June 30,
                                                --------------------------
                                                1997       1996       1995
                                                ----       ----       ----
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Residential real estate                      $ 64       $117       $128
   Consumer and other                            --         --           3
                                                ----       ----       ----
     Total nonaccrual loans                       64        117        131
                                                ----       ----       ----
Total nonperforming loans                       $ 64       $117       $131
                                                ====       ====       ====
Allowance for losses on loans                   $270       $146       $ 96
                                                ====       ====       ====
Nonperforming loans as a percent of total
   loans                                         .11%      0.24%      0.31%

Allowance for losses on loans as a percent
   of nonperforming loans                       421.88%    124.79%    73.28%

         For the year ended June 30, 1997, $2,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

         OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                       At June 30,
                                 ------------------------
                                 1997     1996       1995
                                 ----     ----       ----
                                     (In thousands)
Classified assets:
  Substandard                     $64      $140      $161
  Doubtful                         --       --          2
                                  ---      ----      ----
     Total classified assets      $64      $140      $163
                                  ===      ====      ====

         Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal the determination to the Regional Director of the OTS. The Bank had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

         OTS regulations require that the Bank establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

         ALLOWANCE FOR LOSSES ON LOANS. The Bank maintains an allowance for losses on loans based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

         The single largest component of the Bank's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in the Bank's lending area of Tuscarawas County, which has a fairly stable economy. The Bank's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, the Bank makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in the Bank's lending area. The Bank has not experienced any significant charge-offs from these other real estate loan categories in recent years.

         A small portion of the Bank's total loans consists of consumer loans. Some of these loans are unsecured and others are secured by collateral that declines in value. Such loans therefore carry a higher degree of risk than the real estate loans. The Bank's charge-off of $3,000 in the 1995 fiscal year was for unsecured consumer loans.

         Large loans are reviewed periodically to determine potential problems at an early date. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

         The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:

                                                   Year ended June 30,
                                               ----------------------------
                                               1997         1996       1995
                                               -----        ----       ----
                                                   (Dollars in thousands)
Balance at beginning of period                 $ 146        $ 96       $ 99
Charge-offs                                       (1)        --          (3)
Recoveries                                      --           --         --
                                               -----        ----       ----
Net charge-offs                                   (1)        --          (3)
Provision for losses on loans                    125          50        --
                                               -----        ----       ----
Balance at end of period                       $ 270        $146       $ 96
                                               =====        ====       ====
Ratio of net charge-offs to average loans       --           --        0.01%
  outstanding during the period

Ratio of allowance for loan losses to           0.47%       0.29%      0.23%
   total loans

         The following table sets forth the allocation of the Bank's allowance for loan losses by type of loan at the dates indicated:

                                                At June 30,
                        ---------------------------------------------------------------
                              1997                 1996                    1995
                        --------------------  -------------------- --------------------
                                Percent of            Percent of           Percent of
                               loans in each         loans in each        loans in each
                                category to           category to          category to
                        Amount  total loans   Amount  total loans  Amount  total loans
                        ------  -----------   ------  -----------  ------  -----------
                                                   (Dollars in thousands)
Balance at year end
applicable to:
   Real estate           $ 77       99.0%      $ 71       97.2%      $50       96.7%
   loans
   Consumer                 2        1.0          6        2.8         3        3.3
   loans
   Unallocated            191       --           69       --          43       --
                         ----      -----       ----      -----       ---      -----
     Total               $270      100.0%      $146      100.0%      $96      100.0%
                         ====      =====       ====      =====       ===      =====

         Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

         OTS regulations require that the Bank maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. The Bank is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.

         The Bank maintains a significant portfolio of mortgage-backed securities in the form of FHLMC and Government National Mortgage Association ("GNMA") participation certificates. Mortgage-backed securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages. FHLMC and GNMA securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by the Bank, management believes they are a prudent investment alternative during periods of decreased loan demand.

         The following table sets forth the composition of the Bank's investment securities portfolio, including those designated as available for sale, and mortgage-backed securities at the dates indicated:

                                                    At June 30,
                                       -------------------------------------------------
                                                      1997
                                       ------------------------------------------------
                                       Amortized      % of         Market        % of
                                         cost         total        value         total
                                        -------      -------       -------      -------
                                                    (Dollars in thousands)
Investment securities designated
   as held to maturity:
   U.S. Government agency
     obligations                        $ 1,469          5.5%      $ 1,459          5.5%

Investment securities designated
   as available for sale:

  U.S. Government and agency
     obligations                          9,931         37.5         9,924         37.3

   FHLMC stock                             --            --           --            --
                                        -------      -------       -------      -------
Total investment securities
   designated as available for sale       9,931         37.5         9,924         37.3
                                        -------      -------       -------      -------
Total investment securities              11,400         43.0        11,383         42.8

Mortgage-backed securities
   designated as held to maturity         7,165         27.1         7,304         27.4
Mortgage-backed securities
  designated as available for sale        7,906         29.9         7,944         29.8
                                                                   -------      -------
Total mortgage-backed securities         15,701         57.0        15,248         57.2
                                        -------      -------       -------      -------
Total investments and mortgage-
  backed securities                     $26,471        100.0%      $26,631        100.0%
                                        =======      =======       =======      =======


                                                                               At June 30,
                                      -----------------------------------------------------------------------------------------
                                                       1996                                              1995
                                       --------------------------------------------   -----------------------------------------
                                       Amortized       % of         Market    % of    Amortized     % of       Market    % of
                                          cost         total         value    total      cost       total       value    total
                                         -------      -------       -------  -------    -------    -------     -------  -------
                                                                          (Dollars in thousands)
Investment securities designated
   as held to maturity:
   U.S. Government agency
     obligations                         $ 2,460          9.5%      $ 2,427      9.1%   $ 3,353       29.0%    $ 3,337     26.5%

Investment securities designated
   as available for sale:

  U.S. Government and agency
     obligations                           8,184         31.8         8,134     30.4       --         --          --       --

   FHLMC stock                                51          0.2         1,122      4.2        .51         .5         903      7.2
                                         -------      -------       -------  -------    -------    -------     -------  -------
                                           8,235         32.0         9,256     34.6        .51         .5         903      7.2
                                         -------      -------       -------  -------    -------    -------     -------  -------
Total investment securities               10,695         41.5        11,683     43.7      3,404       29.5       4,240     33.7

Mortgage-backed securities
   designated as held to maturity          5,932         23.0         6,073     22.7      8,153       70.5       8,338     66.3
Mortgage-backed securities
  designated as available for sale         9,140         35.5         9,007     33.6       --         --          --       --
                                         -------      -------       -------  -------    -------    -------     -------  -------
Total mortgage-backed securities          15,072         58.5        15,080     56.3      8,153       70.5       8,338     66.3
                                         -------      -------       -------  -------    -------    -------     -------  -------
Total investments and mortgage-
  backed securities                      $25,767        100.0%      $26,763    100.0%   $11,557      100.0%    $12,578    100.0%
                                         =======      =======       =======  =======    =======    =======     =======  =======

         The maturities of the Bank's U. S. Government and agency obligations and mortgage-backed securities at June 30, 1997, are indicated in the following table:

                                                                                At June 30, 1997
                          -----------------------------------------------------------------------------------------------------
                                                      After one through            After five                 After ten
                            One year or less             five years            through ten years                years
                          ---------------------     ---------------------     ---------------------     ---------------------
                          Amortized     Average     Amortized     Average     Amortized     Average     Amortized     Average
                             cost        yield        cost         yield        cost         yield        cost         yield
                          ---------     -------     ---------     -------     ---------     -------     ---------     -------
U.S. Government and
  agency obligations        $6,440        5.42%      $3,462         6.27%       $1,498        6.84%      $  --            --%
Mortgage-backed
  securities                  --           --          --            --            199        8.12        14,872         7.20
                            ------        ----       ------         ----        ------        ----       -------         ----
                            $6,440        5.42%      $3,462         6.27%       $1,697        6.99%      $14,872         7.20%
                            ======                   ======                     ======                   =======

                                     At June 30, 1997
                          ----------------------------------------
                                           Total
                           ---------------------------------------
                           Amortized       Market       Weighted
                             cost          value     average yield
                           ---------       ------       --------
                                  (Dollars in thousands)
U.S. Government and
  agency obligations        $11,400         $11,383         5.87%
Mortgage-backed
  securities                 15,071          15,248         7.22
                            -------         -------         ----
                            $26,471         $26,631         6.64%
                            =======         =======



DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and mortgage-backed securities, income on interest-earning assets and service charges. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions.

         DEPOSITS. Deposits are attracted principally from within the Bank's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, passbook savings accounts, individual retirement accounts ("IRAs") and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of the Bank based on the Bank's liquidity requirements, growth goals and interest rates paid by competitors. The Bank does not use brokers to attract deposits.

         At June 30, 1997, the Bank's certificates of deposit totaled $34.3 million, or 60.1% of total deposits. Of such amount, approximately $23.6 million in certificates of deposit mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with the Bank at maturity. If there is a significant deviation from historical experience, the Bank can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated:

                                                           At June 30,
                                        -----------------------------------------------------
                                             1997              1996                    1995
                                        ----------------  -----------------   ----------------
                                                Percent            Percent            Percent
                                                of total           of total           of total
                                        Amount  deposits   Amount  deposits   Amount  deposits
                                        ------  --------   ------  --------   ------  --------
                                                       (Dollars in thousands)
Transaction accounts:
  NOW and money market accounts(1)      $ 5,219     9.1%   $ 4,388     8.4%   $ 4,522     8.9%
  Passbook savings accounts (2)          17,568    30.8     14,909    28.6     13,128    26.0
                                        -------   -----    -------   -----    -------   -----
  Total transaction accounts             22,787    39.9     19,297    37.0     17,650    34.9

Certificates of deposit:
   2.01 - 4.00%                            --      --          412     0.8      3,089     6.1
   4.01 - 6.00%                          24,420    42.8     23,592    45.2     17,496    34.6
   6.01 - 8.00%                           9,883    17.3      8,907    17.0     12,366    24.4
     Total certificates of deposit(3)    34,303    60.1     32,911    63.0     32,951    65.1
                                        -------   -----    -------   -----    -------   -----
     Total deposits                     $57,090   100.0%   $52,208   100.0%   $50,601   100.0%
                                        =======   =====    =======   =====    =======   =====

------------------------

(1) The weighted average interest rates on NOW and money market accounts were 1.66% at June 30, 1997, 2.03% at June 30, 1996 and 2.31% at June 30, 1995.

(2) The weighted average interest rate on passbook accounts were 3.95% at June 30, 1997, 3.76% at June 30, 1996 and 3.29% at June 30, 1995.

(3) The weighted average rate on all certificates of deposit was 5.67%, 5.63% and 5.65%, at June 30, 1997, 1996 and 1995, respectively.

         The following table shows rate and maturity information for the Bank's certificates of deposit at June 30, 1997:

                                                               Amount Due
                                            --------------------------------------------------
                                                           Over           Over
                                             Up to       1 year to     2 years to
                Rate                        one year      2 years        3 years         Total
                ----                        --------     ---------     -----------       -----
                                                              (In thousands)
                4.01 - 6.00%                $18,528        $5,519          $373        $24,420
                6.01 - 8.00%                  5,111         4,236           536          9,883
                                            -------        ------          ----        -------
                  Total                     $23,639        $9,755          $909        $34,303
                                            =======        ======          ====        =======

         The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1997:

                      Maturity                                                Amount
                      --------                                                ------
                                                                          (In thousands)
                      Three months or less                                  $   366
                      Over 3 months to 6 months                               1,039
                      Over 6 months to 12 months                                644
                      Over 12 months                                          1,852
                                                                            -------
                         Total                                              $ 3,901

         The following table sets forth the Bank's deposit account balance activity for the periods indicated:

                                   Year ended June 30,
                              -------------------------------
                                1997       1996        1995
                              --------   --------    --------
                                  (Dollars in thousands)
Beginning balance             $ 52,208   $ 50,601    $ 47,639

Deposits                        96,413     86,546      79,948
Withdrawals                     93,434     86,907      78,543
                              --------   --------    --------
Net increase (decrease) in
   deposits before interest      2,979       (361)      1,405
   credited
Interest credited                1,903      1,968       1,557
                              --------   --------    --------
Ending balance                $ 57,090   $ 52,208    $ 50,601
                              ========   ========    ========
Net increase                  $  4,882   $  1,607    $  2,962
                              ========   ========    ========
Percent increase                   9.4%       3.2%        6.2%
                              ========   ========    ========

         BORROWINGS. The Bank's other sources of funds include advances from the FHLB. As a member of the FHLB, the Bank is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated:

                                               At June 30,
                                    -----------------------------------
                                      1997         1996         1995
                                      ----         ----         ----
                                        (Dollars in thousands)
FHLB advances                       $   8,382    $   5,184    $      26
Weighted average interest rate of
   FHLB advances                         5.76%        5.79%        8.15%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of the Bank's FHLB advances during the periods indicated:

                                      Year ended June 30,
                                   --------------------------
                                   1997        1996      1995
                                   ----        ----      ----
                                     (Dollars in thousands)
Maximum balance                  $10,782    $ 5,184    $    26
Average balance                    8,887        104         26
Weighted average interest rate      5.68%      6.73%      7.69%

         The Bank had no other borrowings during the last three fiscal years.

COMPETITION

         The Bank competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

SUBSIDIARIES

         The Bank owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in the Bank. The net book value of the Bank's investment in DSC at June 30, 1997, was approximately $17,000.

PERSONNEL

         At June 30, 1997, the Bank had 19 full-time employees and 2 part-time employees. The Bank believes that relations with its employees are good. The Bank offers health, disability and life insurance benefits. None of the employees of the Bank are represented by a collective bargaining unit.

                                   REGULATION

GENERAL

         As a savings and loan holding company within the meaning of the Home Owners' Loan Act of 1933, as amended (the "HOLA"), FFD is subject to regulation, examination and oversight by the OTS. The Bank is also subject to regulation, examination and oversight by the OTS and the FDIC. FFD and the Bank must file periodic reports with these governmental agencies concerning their activities and financial condition. The Bank is also subject to certain regulations promulgated by the Board of Governors of the Federal Reserve System ("FRB").

         Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations, and the Department of the Treasury is preparing a report for Congress on the development of a common charter for all federally-chartered financial institutions. Pursuant to such legislation, Congress may eliminate the OTS and the Bank may be regulated under federal law as a bank or be required to change its charter. Such change in regulation or charter would likely change the range of activities in which the Bank may engage and would probably subject the Bank to more regulation by the FDIC. In addition, FFD might become subject to a different set of holding company regulations limiting the activities in which FFD may engage and subjecting FFD to additional regulatory requirements, including separate capital requirements. At this time, FFD cannot predict when or whether Congress may actually pass legislation regarding FFD's and the Bank's regulatory requirements or charter. Although such legislation may change the activities in which FFD or the Bank are authorized to engage, it is not anticipated that the current activities of either FFD or the Bank will be materially affected by those activity limits.

OTS REGULATION

         SUPERVISION AND EXAMINATION. The OTS is responsible for the regulation and supervision of all savings associations, including the Bank. The Bank must undergo a full-scope, on-site examination by the OTS at least (a) once every twelve months, if it has total assets of $250 million or more, or (b) once every eighteen months, if it has total assets of less than $250 million and satisfies other specified criteria.

         The OTS issues regulations governing the operations of savings associations, regularly examines such institutions and imposes assessments on savings associations based on their asset size to cover the costs of this supervision and examination. It also promulgates regulations that prescribe permissible activities for federally chartered associations, including the types of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an institution to open a new branch or engage in a merger transaction.

         LIQUIDITY. OTS regulations require that the Bank maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances, and specified United States Government, state or federal agency obligations) equal to a monthly average of not less than 5% of its net withdrawable savings deposits plus borrowings payable in one year or less. Federal regulations also require each association to maintain an average daily balance of short-term liquid assets of not less than 1% of the total of its net withdrawable savings deposits plus borrowings payable in one year or less. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The average eligible liquidity of the Bank, as computed under current regulations, was approximately $6.1 million or 9.3%, for the month of June 1997, and exceeded the applicable 5% liquidity requirement by approximately $3.3 million.

        QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the QTL test. Prior to September 30, 1996, the QTL test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include credit card, student and small business loans, and stock issued by any FHLB, the FHLMC or the Federal National Mortgage Association ("FNMA"). Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL test, effective September 30, 1996, pursuant to which a savings association will qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL test under certain circumstances. If a savings association fails to meet the QTL test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL test will not be eligible for new FHLB advances. At June 30, 1997, the Bank met the QTL test.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations, including the Bank, to make capital distributions, including dividend payments. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its fully phased-in capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of its net income over the most recent four-quarter period. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. The Bank meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. Tier 1 associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. The OTS may object to the distribution during that 30-day period based on safety and soundness concerns.

         Tier 2 associations, which before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements, may make capital distributions of up to 75% of net income over the most recent four-quarter period. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         LENDING LIMITS. OTS regulations generally limit the aggregate amount that the Bank can lend to one borrower to an amount equal to 15% of its Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 for any purpose. In applying these limits, the regulations require that loans to certain related borrowers be aggregated.

         REGULATORY CAPITAL REQUIREMENTS. The Bank is required by applicable law and regulations to meet certain minimum capital requirements. The capital standards include a leverage limit, or core capital requirement, a tangible capital requirement, and a risk-based capital requirement.

         The leverage limit requires "core capital" of at least 3% of total assets. "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative perpetual preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations and certain purchased mortgage servicing rights.

         The tangible capital requirement provides that the Bank must maintain "tangible capital" of not less than 1.5% of its adjusted total assets. "Tangible capital" is defined as core capital minus any "intangible assets."

         Pursuant to the risk-based capital requirement, the Bank must maintain total capital, which consists of core or Tier 1 capital and certain general valuation reserves, of 8% of risk-weighted assets. For purposes of computing risk-based capital, assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100%, depending on their relative risk.

         The following tables present certain information regarding compliance by the Bank with applicable regulatory capital requirements at June 30, 1997:

                                                    At June 30, 1997
                      -------------------------------------------------------------------------------------
                              Actual capital             Regulatory requirement           Excess capital
                      ---------------------------        ----------------------         -------------------
                          Amount            Ratio         Amount          Ratio         Amount       Ratio
                         -------            -----         ------          -----         -------      -----
                                                            (Dollars in thousands)
Tangible capital         $13,320            16.4%         $1,216           1.5%         $12,104       14.9%

Core Capital              13,320            16.4           2,432           3.0           10,888       13.4

Risk-based capital        13,590            37.5           2,895           8.0           12,695       29.5

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings association. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the applicable agency has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice, because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition.

         An undercapitalized institution must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital levels at June 30, 1997, met the standards for the highest category, a "well-capitalized" institution.

FEDERAL DEPOSIT INSURANCE CORPORATION

        The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations. The Bank is a member of the SAIF, and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

        The FDIC is required to maintain designated levels of reserves in each fund. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy savings associations were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Assessments paid by healthy savings associations exceeded those paid by healthy commercial banks by approximately $.19 per $100 in deposits in late 1995. Such excess equaled approximately $.23 per $100 in deposits beginning in 1996. This premium disparity had a negative competitive impact on the Bank and other institutions in the SAIF.

        Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks holding SAIF-insured deposits were required to pay the same special assessment on 80% of deposits at March 31, 1995. In addition, part of the cost of prior thrift failures, which had previously been paid only by SAIF members, will be paid by BIF members. As a result, BIF assessments for healthy banks in 1997 will be $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 will be $.064 per $100 in deposits.

        The Bank had $49.2 million in deposits at March 31, 1995. The Bank paid a special assessment of $332,000 in November 1996, which was accounted for and recorded as of September 30, 1996. This assessment was tax-deductible, but reduced earnings for the year ended March 31, 1997.

TRANSACTIONS WITH AFFILIATES AND INSIDERS

         Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit on loans to one borrower, and the total of such loans to executive officers, directors, principal shareholders and their related interests cannot exceed the association's Lending Limit Capital (or 200% of Lending Limit Capital for qualifying institutions with less than $100 million in deposits). Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of the board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program, and loans to executive officers are subject to additional limitations. The Bank was in compliance with such restrictions at June 30, 1997.

         All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act (the "FRA"). An affiliate is any company or entity which controls, is controlled by or is under common control with the financial institution. In a holding company context, the parent holding company of a savings association and any companies that are controlled by such parent holding company are affiliates of the institution. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus for any one affiliate and 20% of such capital stock and surplus for the aggregate of such transactions with all affiliates, and (ii) require that all such transactions be on terms substantially the same, or at least as favorable to the institution or the subsidiary, as those provided to a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and similar types of transactions. In addition to limits in Sections 23A and 23B, the Bank may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate, except shares of a subsidiary. Exemptions from Sections 23A or 23B of the FRA may be granted only by the FRB. The Bank was in compliance with these requirements at June 30, 1997.

CHANGE IN CONTROL

         The Federal Deposit Insurance Act (the "FDIA") provides that no person, acting directly or indirectly or in concert with one or more persons, shall acquire control of any insured depository institution or holding company, unless 60-days prior written notice has been given to the primary federal regulator for that institution and such regulator has not issued a notice disapproving the proposed acquisition. Control, for purposes of the FDIA, means the power, directly or indirectly, alone or acting in concert, to direct the management or policies of an insured institution or to vote 25% or more of any class of securities of such institution. Control exists in situations in which the acquiring party has direct or indirect voting control of at least 25% of the institution's voting shares, controls in any manner the election of a majority of the directors of such institution or is determined to exercise a controlling influence over the management or policies of such institution. In addition, control is presumed to exist, under certain circumstances, where the acquiring party (which includes a group "acting in concert") has voting control of at least 10% of the institution's voting stock. These restrictions do not apply to holding company acquisitions. See "Holding Company Regulation".

HOLDING COMPANY REGULATION

         FFD is a unitary savings and loan holding company subject to the regulatory oversight, examination and enforcement authority of the OTS. FFD is required to register and file periodic reports with the OTS. If the OTS determines that the continuation of a particular activity by a savings and loan holding company constitutes a serious threat to the financial condition of its subsidiary institutions, the OTS may impose restrictions on the holding company. Such restrictions may include limiting the payment of dividends, transactions with affiliates or any other activities deemed to pose a serious threat to the subsidiary institutions.

         Generally, no savings and loan holding company may (i) acquire or retain control of a savings association or another savings and loan holding company or control the assets thereof or (ii) acquire or retain more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary, without the prior written approval of the Director of the OTS. Additionally, under certain circumstances a savings and loan holding company is permitted to acquire, with the approval of the Director of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash, without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the Director of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         The Director of the OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company which controls savings associations in more than one state, if the multiple savings and loan holding company involved controls a savings association which operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). As under prior law, the Director of the OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         Federal law provides that an insured institution shall be liable for any loss incurred by the FDIC in connection with the default or potential default of, or federal assistance provided to, an insured institution which is controlled by the same holding company. Such loss would be apportioned among all of the insured institutions controlled by the holding company.

FEDERAL RESERVE REQUIREMENTS

         FRB regulations currently require savings associations to maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $49.3 million (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At June 30, 1997, the Bank was in compliance with its reserve requirements.

FEDERAL HOME LOAN BANK SYSTEMFEDERAL HOME LOAN BANK SYSTEM

         The FHLBs provide credit to their members in the form of advances. As members of the FHLB of Cincinnati, the Bank is required to maintain an investment in the capital stock of the FHLB of Cincinnati in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of their residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of their advances from the FHLB of Cincinnati. FFD is in compliance with this requirement with an aggregate investment by the Bank in FHLB of Cincinnati stock of $642,000 at June 30, 1997.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required to obtain and to maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States Government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

FEDERAL TAXATION

         FFD and the Bank are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and the Bank may be subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, including the Bank, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge off method of Section 166 of the Code, or one of the two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the experience method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995 and 1993, the Bank used the percentage of taxable income method because such method provided a higher bad debt deduction than the experience method. In tax year 1994, the Bank used the experience method.

         The Act eliminated the percentage of taxable income reserve method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that would be treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer, and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that becomes a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that becomes a small bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less then its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential real and church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e) as modified by the Act which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (excess to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the Bank's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1997, the Bank's pre-1988 reserves for tax purposes totaled approximately $1.6 million. FFD believes the Bank had approximately $7.3 million of accumulated earnings and profits for tax purposes as of June 30, 1997, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

         The tax returns of FFD have been audited or closed without audit through fiscal year 1992. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of FFD.

OHIO TAXATION

         FFD is subject to the Ohio corporation franchise tax, which, as applied to FFD, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.9% of computed Ohio taxable income in excess of $50,000 or (ii) 0.582% times taxable net worth. For tax years beginning after December 31, 1998, the rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii)
 .400% times taxable net worth.

         A special litter tax is also applicable to all corporations, including FFD, subject to the Ohio corporation franchise tax other than "financial institutions." If the franchise tax is paid on the net income basis, the litter tax is equal to .11% of the first $50,000 of computed Ohio taxable income and
 .22% of computed Ohio taxable income in excess of $50,000. If the franchise tax is paid on the net worth basis, the litter tax is equal to .014% times taxable net worth.

         The Bank is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.5% of the book net worth of the Bank determined in accordance with generally accepted accounting principles. For tax year 1999, however, the franchise tax on financial institutions will be 1.4% of the book net worth and for tax year 2000 and years thereafter the tax will be 1.3% of the book net worth. As a "financial institution," the Bank is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.       DESCRIPTION OF PROPERTY

              The following table sets forth certain information at June 30, 1996, regarding the property on which the main office of the Bank is located:

                                                 Owned                Date                 Square                Net
Location                                       or leased            acquired               footage          book value(1)
--------                                       ---------            --------               -------          -------------
321 North Wooster Avenue
Dover, Ohio  44622                               Owned                1/96                  4,586            $590,000

--------------------------------

(1) At June 30, 1997, the Bank's office equipment had a total net book value of approximately $154,000. For additional information regarding the Bank's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.


         During the year ended June 30, 1997, FFD purchased a lot in New Philadelphia, Ohio for approximately $100,000 in order to construct a new branch office. The outstanding commitment attendant to this construction was approximately $261,000 at June 30, 1997.

ITEM 3.       LEGAL PROCEEDINGS

              Neither FFD nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              SHAREHOLDER MATTERS

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1997 (the "Annual Report") under the caption "Market Price of FFD Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 22, 1997, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 1997 Annual Meeting of Shareholders of FFD (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

ITEM 10.      EXECUTIVE COMPENSATION

              The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

ITEM 11.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

              The information contained in the Proxy Statement under the caption "Voting Securities and Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

              Not Applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FROM 8-K

(A)      EXHIBITS

         3        Articles of Incorporation and Code of Regulations

         13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

         20       Proxy Statement for 1997 Annual Meeting of Shareholders

         21       Subsidiaries of FFD Financial Corporation

         27       Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 1997.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFD FINANCIAL CORPORATION

                                       By: /s/ Robert R. Gerber
                                          ------------------------
                                          Robert R. Gerber, President
                                          (Principal Executive Officer)

                                       Date: September 9, 1997

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Robert R. Gerber                   /s/ Charles A. Bradley
--------------------------             ---------------------------
Robert R. Gerber,                      Charles A. Bradley,
President and Director                 Treasurer
                                       (Principal Financial Officer)

Date: September 9, 1997                Date: September 9, 1997

/s/ Stephen G. Clinton                 /s/ Roy O. Mitchell, Jr.
--------------------------             ---------------------------
Stephen G. Clinton                     Roy O. Mitchell, Jr.
Director                               Director


Date: September 9, 1997                Date: September 9, 1997

/s/ J. Richard Gray                    /s/ Robert D. Sensel
--------------------------             ---------------------------
J. Richard Gray                        Robert D. Sensel
Director                               Director


Date: September 9, 1997                Date: September 9, 1997

/s/ Richard J. Herzig
--------------------------
Richard J. Herzig
Director

Date: September 9, 1997

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER       DESCRIPTION                                  PAGE NUMBER
     ------       -----------                                  -----------
     3.1          Articles of Incorporation of FFD Financial   Incorporated by reference to the Registration Statement on
                  Corporation                                  Form S-1 filed by FFD on December 15, 1995 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit
                                                               3.1.

     3.2          Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1 to
                  Incorporation of FFD Financial Corporation   the S-1 filed with the SEC on February 1, 1996
                                                               ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

     3.3          Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1,
                  Incorporation of FFD Financial Corporation   Exhibit 3.3.

     3.4          Code of Regulations of FFD Financial         Incorporated by reference to the S-1, Exhibit 3.3.
                  Corporation

     13           FFD Financial Corporation 1997 Annual
                  Report to Shareholders

     20           Proxy Statement for 1997 Annual Meeting of
                  Shareholders

     21           Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.
     27           Financial Data Schedule