Form 10-Q
period 1997-09-30
FFD FINANCIAL CORP/OH
filed 1997-11-14
CIK 1006177

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1997
                               --------------------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.     0-27916

                            FFD FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

        Ohio                                                   34-1921148
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

321 North Wooster Avenue
Dover, Ohio                                                       44622
(Address of principal                                           (Zip Code)
executive office)

Registrant's telephone number, including area code: (330)  364-7777

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                   No


As of November 10, 1997, the latest practicable date, 1,444,750 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 14 pages

                                      INDEX

                                                                      Page

PART I  - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition                3

           Consolidated Statements of Operations                         4

           Consolidated Statements of Cash Flows                         5

           Notes to Consolidated Financial Statements                    6

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                    9


PART II - OTHER INFORMATION                                             13

SIGNATURES                                                              14


                                             FFD Financial Corporation

                                  CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                         (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                1997                1997

Cash and due from banks ................................................................  $     647           $     533
Interest-bearing deposits in other financial institutions ..............................      1,985               3,547
                                                                                            -------             -------
         Cash and cash equivalents .....................................................      2,632               4,080

Investment securities available for sale - at market ...................................      8,428               9,924
Investment securities - at amortized cost, approximate
  market value of $1,480 and $1,459 as of
  September 30, 1997 and June 30, 1997 .................................................      1,471               1,469
Mortgage-backed securities - at amortized cost, approximate
  market value of $7,208 and $7,304 as of
  September 30, 1997 and June 30, 1997 .................................................      7,015               7,165
Mortgage-backed securities designated as available for sale - at market ................      7,643               7,944
Loans receivable - net .................................................................     58,810              55,504
Office premises and equipment - at depreciated cost ....................................      1,037                 865
Federal Home Loan Bank stock - at cost .................................................        654                 642
Accrued interest receivable ............................................................        349                 267
Prepaid expenses and other assets ......................................................        181                 140
                                                                                            -------             -------

         Total assets ..................................................................    $88,220             $88,000
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits ...............................................................................    $57,280             $57,090
Advances from the Federal Home Loan Bank ...............................................      8,281               8,382
Accrued interest payable ...............................................................         75                  82
Other liabilities ......................................................................        459                 340
Accrued federal income taxes ...........................................................        491                 609
Deferred federal income taxes ..........................................................        161                  17
                                                                                           --------           ---------
         Total liabilities .............................................................     66,747              66,520

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued ............................................................         -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued and outstanding ..............................         -                   -
  Additional paid-in capital ...........................................................     14,137              14,137
  Retained earnings ....................................................................      9,072               8,957
  Unrealized gains on securities designated as available for sale,
    net of related tax effects .........................................................         52                  20
  Shares acquired by Employee Stock Ownership Plan .....................................     (1,634)             (1,634)
  Treasury stock, 10,000 shares - at cost ..............................................       (154)                 -
                                                                                            -------              ------
         Total shareholders' equity ....................................................     21,473              21,480
                                                                                             ------              ------

         Total liabilities and shareholders' equity ....................................    $88,220             $88,000
                                                                                             ======              ======


                                             FFD Financial Corporation

                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                     For the three months ended September 30,
                                         (In thousands, except share data)


                                                                     1997                1996

Interest income
  Loans .........................................................  $1,090             $   909
  Mortgage-backed securities ....................................     260                 293
  Investment securities and interest-bearing
    deposits and other ..........................................     215                 218
                                                                   ------              ------
         Total interest income ..................................   1,565               1,420

Interest expense
  Deposits ......................................................     692                 638
  Borrowings ....................................................     121                 107
                                                                   ------              ------
         Total interest expense .................................     813                 745
                                                                   ------              ------

         Net interest income ....................................     752                 675

Other operating income ..........................................      12                  10

General, administrative and other expense
  Employee compensation and benefits ............................     206                 206
  Occupancy and equipment .......................................      36                  22
  Federal deposit insurance premiums ............................      12                 362
  Franchise taxes ...............................................      40                  31
  Other operating ...............................................     131                  98
                                                                   ------              ------
         Total general, administrative and other expense ........     425                 719
                                                                   ------              ------

         Earnings (loss) before income taxes (credits) ..........     339                 (34)

Federal income taxes (credits)
  Current .......................................................     (13)                (10)
  Deferred ......................................................     128                  (2)
                                                                   ------             -------
         Total federal income taxes (credits) ...................     115                 (12)
                                                                   ------             -------

         NET EARNINGS (LOSS) .................................... $   224            $    (22)
                                                                   ======             =======

         EARNINGS (LOSS) PER SHARE ..............................    $.17               $(.02)
                                                                      ===                ====



                                             FFD Financial Corporation

                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     For the three months ended September 30,
                                                  (In thousands)

                                                                              1997              1996
Cash flows from operating activities:
  Net earnings (loss) for the period ...................................   $   224          $    (22)
  Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net .................         8                 2
    Amortization of deferred loan origination fees .....................       (21)              (16)
    Depreciation and amortization ......................................        19                11
    Federal Home Loan Bank stock dividends .............................       (12)              (11)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable ......................................       (82)             (144)
      Prepaid expenses and other assets ................................       (41)               17
      Accrued interest payable .........................................        (7)               50
      Other liabilities ................................................       119               414
      Federal income taxes
        Current ........................................................      (118)              (57)
        Deferred .......................................................       128                (2)
                                                                          --------          --------
         Net cash provided by operating activities .....................       217               242

Cash flows provided by (used in) investing activities:
  Purchase of investment securities ....................................   (11,175)               -
  Proceeds from maturities of investment securities ....................    12,679                -
  Purchase of mortgage-backed securities ...............................        -             (4,737)
  Principal repayments on mortgage-backed securities ...................       481               850
  Loan principal repayments ............................................     2,739             2,383
  Loan disbursements ...................................................    (6,024)           (3,756)
  Purchase of office premises and equipment ............................      (191)             (117)
                                                                          --------            ------
         Net cash used in investing activities .........................    (1,491)           (5,377)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts .....................................       190             1,298
  Proceeds from Federal Home Loan Bank advances ........................        -              4,600
  Repayment of Federal Home Loan Bank advances .........................      (101)             (400)
  Dividends on common stock ............................................      (109)              (73)
  Purchase of treasury stock ...........................................      (154)               -
                                                                          --------             ----
         Net cash provided by (used in) financing activities ...........      (174)            5,425
                                                                          --------             -----

Net increase (decrease) in cash and cash equivalents ...................    (1,448)              290

Cash and cash equivalents at beginning of period .......................     4,080             2,698
                                                                           -------             -----

Cash and cash equivalents at end of period .............................  $  2,632            $2,988
                                                                           =======             =====


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes ...............................................  $    124          $     55
                                                                           =======           =======

    Interest on deposits and borrowings ................................  $    820           $   695
                                                                           =======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects ...................................  $     32           $   100
                                                                           =======            ======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1997 and 1996


    On November 14, 1995, the Board of Directors of First Federal Savings Bank of Dover (the "Savings Bank") adopted a plan of conversion (the "Plan") whereby the Savings Bank would convert to the stock form of ownership, and issue all of the Savings Bank's outstanding stock to a newly formed holding company, FFD Financial Corporation (the "Corporation"). Pursuant to the Plan, the Corporation offered for sale up to 1,454,750 common shares to certain depositors of the Savings Bank and members of the community. The conversion was completed on April 2, 1996, and resulted in the issuance of 1,454,750 common shares of the Corporation which, after consideration of offering expenses totaling approximately $400,000, resulted in net proceeds of $14.2 million.

    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of the Corporation included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three months ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiary, the Savings Bank. All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers of Financial Assets, Servicing Rights, and Extinguishment of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                            FFD Financial Corporation

             For the three months ended September 30, 1997 and 1996


    3.   Effects of Recent Accounting Pronouncements (continued)

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

    In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which requires companies to present basic earnings per share and, if applicable, diluted earnings per share, instead of primary and fully diluted earnings per share, respectively. Basic earnings per share is computed without including potential common shares, i.e., no dilutive effect. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares, including options, warrants, convertible securities and contingent stock agreements. SFAS No. 128 is effective for periods ending after December 15, 1997. Early application is not permitted. SFAS No. 128 is not expected to have a material impact on the Corporation's financial statements.

    In February 1997, the FASB issued SFAS No. 129,"Disclosures of Information about Capital Structure." SFAS No. 129 consolidated existing accounting guidance relating to disclosure about a company's capital structure. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. SFAS No. 129 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

                            FFD Financial Corporation

             For the three months ended September 30, 1997 and 1996


    3.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. SFAS No. 130 is not expected to have a material impact on the Corporation's financial statements.

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. SFAS No. 131 is not expected to have a material impact on the Corporation's financial statements.

    4.  Earnings Per Share

    Earnings per share for the three months ended September 30, 1997 and 1996 is based upon the weighted-average shares outstanding during the period plus those stock options that are dilutive, less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 114,044 and 116,380 unallocated ESOP shares, totaled 1,337,119 and 1,338,370 for the three months ended September 30, 1997 and 1996, respectively. There is no dilutive effect associated with the Corporation's stock option plan.

    5.  Proposed Legislation

    Congress is considering legislation to eliminate the federal savings and loan charter and separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may develop a common charter for all financial institutions, eliminate the Office of Thrift Supervision ("OTS") and regulate the Savings Bank as a bank or require it to change its charter to that of a national bank. Management does not believe the pending legislation would have a material effect on the financial statements of the Corporation.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to
  September 30, 1997

The Corporation's total assets at September 30, 1997, amounted to $88.2 million, a $220,000, or .3%, increase over the total at June 30, 1997. This increase was funded primarily through growth in deposits of $190,000.

Cash and interest-bearing deposits totaled $2.6 million at September 30, 1997, a decrease of $1.4 million from the total as of June 30, 1997.

Investment securities totaled $9.9 million at September 30, 1997, a $1.5 million, or 13.1%, decrease from June 30, 1997, as maturities totaling $12.7 million were partially offset by purchases of $11.2 million during the period. Mortgage-backed securities declined by $451,000, or 3.0%, from June 30, 1997 levels due primarily to principal repayments of $481,000. Such declines in cash and cash equivalents, and investment and mortgage-backed securities resulted from management's election to redeploy such funds into loan originations.

Loans receivable totaled $58.8 million at September 30, 1997, an increase of $3.3 million, or 6.0%, over the June 30, 1997 total. Loan disbursements during the quarter totaled $6.0 million, which were partially offset by principal repayments of $2.7 million. Loan disbursements during the current quarter exceeded those of the 1996 quarter by $2.3 million, or 60.4%.

The allowance for loan losses totaled $270,000 at both September 30, 1997 and June 30, 1997, which represented .5% of total loans at those dates. Although management believes that its allowance for loan losses at September 30, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $57.3 million at September 30, 1997, a $190,000, or .3%, increase over June 30, 1997.

FHLB advances totaled $8.3 million at September 30, 1997, a $101,000, or 1.2%, decrease from June 30, 1997. The decrease resulted from principal repayments.

Shareholders' equity totaled $21.5 million at September 30, 1997, a $7,000 decline from June 30, 1997. The decrease resulted from a purchase of treasury stock totaling $154,000 and dividends of $109,000, which were partially offset by net earnings of $224,000 and an increase in net unrealized gains on securities designated as available for sale of $32,000.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to September 30, 1997 (continued)

The Savings Bank is required to meet each of three minimum capital standards promulgated by the OTS, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement mandates maintenance of shareholders' equity less all intangible assets equal to 1.5% of adjusted total assets. The core capital requirement provides for the maintenance of tangible capital plus certain forms of supervisory goodwill equal to 3% of adjusted total assets, while the risk-based capital requirement mandates maintenance of core capital plus general loan loss allowances equal to 8% of risk-weighted assets as defined by OTS regulations.

At September 30, 1997, the Savings Bank's tangible and core capital totaled $13.5 million, 16.6% of adjusted total assets, which exceeded the minimum requirements of $1.2 million and $2.4 million by $12.3 million and $11.1 million, respectively. The Savings Bank's risk-based capital of $13.8 million, or 34.8% of risk-weighted assets, exceeded the current 8.0% requirement by $10.6 million.


Comparison of Operating Results for the Three Month Periods Ended September 30,
  1997 and 1996

General

The Corporation reported net earnings of $224,000 for the three months ended September 30, 1997, as compared to a net loss of $22,000 for the comparable period in 1996. The increase in net earnings resulted primarily from a $77,000 increase in net interest income and a $294,000 decrease in general, administrative and other expense, which were partially offset by a $127,000 increase in federal income taxes. The reduction in general, administrative and other expense resulted primarily from the one-time charge recorded in the 1996 quarter related to the recapitalization of the Savings Association Insurance Fund ("SAIF") totaling $332,000, or $219,000 after-tax.

Net Interest Income

Total interest income increased by $145,000, or 10.2%, to a total of $1.6 million for the three months ended September 30, 1997. Interest income on loans increased by $181,000, or 19.9%, due primarily to a $7.9 million increase in the average loan portfolio outstanding. Interest income on mortgage-backed securities decreased by $33,000, or 11.3%, due primarily to a $2.0 million decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $3,000, or 1.4%, due primarily to a $148,000 decrease in the average balance outstanding.

Interest expense on deposits increased by $54,000, or 8.5%, for the three months ended September 30, 1997, compared to 1996, due primarily to a $4.3 million increase in the average deposit portfolio outstanding.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1997 and 1996 (continued)

Net Interest Income (continued)

Interest expense on borrowings increased by $14,000, or 13.1%, due primarily to a $1.0 million increase in average advances outstanding. As a result of the foregoing, net interest income increased by $77,000, or 11.4%, for the three months ended September 30, 1997, compared to 1996. The interest rate spread amounted to 2.31% for the three months ended September 30, 1997, compared to 2.12% for the comparable 1996 period, while the net interest margin increased to 3.49% in 1997, compared to 3.36% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record an additional provision for losses on loans during the three month period ended September 30, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income totaled $12,000 for the three months ended September 30, 1997, an increase of $2,000, or 20.0%, over the 1996 total. Other income consists primarily of fees generated from late charges, safety deposit box rentals and NOW account fees.

General, Administrative and Other Expense

General, administrative and other expense decreased by $294,000, or 40.9%, for the three months ended September 30, 1997, compared to 1996. The decrease resulted primarily from the aforementioned $332,000 charge to recapitalize the SAIF, coupled with an $18,000 reduction due to a decline in premium rates, which were partially offset by an increase of $14,000, or 63.6%, in occupancy and equipment and $33,000, or 33.7%, in other operating expenses, which resulted primarily from expenses related to newly acquired automated teller machines and an increase in service bureau expense. The increase in occupancy and equipment was due to increased costs related to the new office location.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1997 and 1996 (continued)

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $115,000 for the three months ended September 30, 1997, an increase of $127,000, compared to the credit provision totaling $12,000 which was recorded for the same period in 1996. The increase resulted primarily from a $373,000 increase in earnings before taxes. The effective tax rates were 33.9% and 35.3% for the three months ended September 30, 1997 and 1996, respectively.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

           Not applicable


ITEM 2.  Changes in Securities

           Not applicable


ITEM 3.  Defaults Upon Senior Securities

           Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

           On October 14, 1997, the Annual Meeting of the Corporation's Shareholders was held. Each of the three directors nominated were elected to terms expiring in 1998 by the following votes:

               J. Richard Gray           For:  1,260,178      Withheld:  12,925
               Roy O. Mitchell, Jr.      For:  1,251,937      Withheld:  21,166
               Robert D. Sensel          For:  1,270,253      Withheld:  2,850

          One other matter was submitted to the shareholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1998.

          For: 1,243,340  Against: 10,428  Abstain: 19,335 Broker Non-votes:  0


ITEM 5.  Other Information

           None


ITEM 6.  Exhibits and Reports on Form 8-K

          Reports on Form 8-K:    None.

          Exhibits:                Financial data schedule for the three months
                                   ended September 30, 1997.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:      November 10, 1997                     By:  /s/Robert R. Gerber
       -----------------------                        -------------------
                                                      Robert R. Gerber
                                                      President



Date:      November 10, 1997                     By:  /s/Charles A. Bradley
       -----------------------                        ---------------------
                                                      Charles A. Bradley
                                                      Treasurer