Form 10QSB
period 1997-12-31
FFD FINANCIAL CORP/OH
filed 1998-02-13
CIK 1006177

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1997
                               -------------------------------------------

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

Yes   X                                                  No


As of February 9, 1998, the latest practicable date, 1,444,750 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 17 pages

                                      INDEX

                                                                      Page

PART I   -  FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition              3

             Consolidated Statements of Earnings                         4

             Consolidated Statements of Cash Flows                       5

             Notes to Consolidated Financial Statements                  7

             Management's Discussion and Analysis of
             Financial Condition and Results of
             Operations                                                 10


PART II  -  OTHER INFORMATION                                           16

SIGNATURES                                                              17


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                1997                1997
Cash and due from banks                                                                    $  1,355           $     533
Interest-bearing deposits in other financial institutions                                     7,326               3,547
                                                                                            -------             -------
         Cash and cash equivalents                                                            8,681               4,080

Investment securities available for sale - at market                                          1,533               9,924
Investment securities - at amortized cost, approximate
  market value of $1,487 and $1,459 as of
  December 31, 1997 and June 30, 1997                                                         1,473               1,469
Mortgage-backed securities - at amortized cost, approximate
  market value of $6,925 and $7,304 as of
  December 31, 1997 and June 30, 1997                                                         6,733               7,165
Mortgage-backed securities designated as available for sale - at market                       7,376               7,944
Loans receivable - net                                                                       64,197              55,504
Office premises and equipment - at depreciated cost                                           1,340                 865
Federal Home Loan Bank stock - at cost                                                          655                 642
Accrued interest receivable                                                                     276                 267
Prepaid expenses and other assets                                                               100                 140
                                                                                           --------            --------

         Total assets                                                                       $92,364             $88,000
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                    $58,769             $57,090
Advances from the Federal Home Loan Bank                                                     10,031               8,382
Accrued interest payable                                                                        100                  82
Other liabilities                                                                               308                 340
Accrued federal income taxes                                                                    547                 609
Deferred federal income taxes                                                                   384                  17
                                                                                           --------           ---------
         Total liabilities                                                                   70,139              66,520

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                 14,217              14,137
  Retained earnings - restricted                                                              9,159               8,957
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  427                  20
  Shares acquired by stock benefit plans                                                     (1,424)             (1,634)
  Less 10,000 shares of treasury stock -at cost                                                (154)                 -
                                                                                           --------             ------
         Total shareholders' equity                                                          22,225              21,480
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $92,364             $88,000
                                                                                             ======              ======



                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       1997         1996              1997         1996
Interest income
  Loans                                                              $2,260       $1,842            $1,170      $   899
  Mortgage-backed securities                                            510          622               250          329
  Investment securities, interest-bearing
    deposits and other                                                  377          438               162          254
                                                                     ------       ------            ------       ------
         Total interest income                                        3,147        2,902             1,582        1,482

Interest expense
  Deposits                                                            1,394        1,295               702          657
  Borrowings                                                            265          241               144          134
                                                                     ------       ------            ------       ------
         Total interest expense                                       1,659        1,536               846          791
                                                                      -----        -----            ------       ------

         Net interest income                                          1,488        1,366               736          691


Other operating income                                                   35           26                23           16

General, administrative and other expense
  Employee compensation and benefits                                    471          405               265          199
  Occupancy and equipment                                                85           56                49           34
  Federal deposit insurance premiums                                     18          374                 6           12
  Franchise taxes                                                        73           56                33           25
  Other operating                                                       289          192               158           94
                                                                     ------       ------            ------      -------
         Total general, administrative and other expense                936        1,083               511          364
                                                                     ------        -----            ------       ------

         Earnings before income taxes                                   587          309               248          343

Federal income taxes
  Current                                                                42           86                55           96
  Deferred                                                              157           15                29           17
                                                                     ------      -------           -------      -------
         Total federal income taxes                                     199          101                84          113
                                                                     ------       ------           -------       ------

         NET EARNINGS                                               $   388       $  208           $   164      $   230
                                                                     ======        =====            ======       ======

         EARNINGS PER SHARE
           Basic                                                       $.29         $.16              $.12         $.17
                                                                        ===          ===               ===          ===

           Diluted                                                     $.28         $.15              $.12         $.17
                                                                        ===          ===               ===          ===



                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                               1997              1996
Cash flows from operating activities:
  Net earnings for the period                                             $     388           $   208
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                           14                 1
    Amortization of deferred loan origination fees                              (32)              (28)
    Depreciation and amortization                                                45                23
    Amortization expense of stock benefit plans                                 290                -
    Federal Home Loan Bank stock dividends                                      (24)              (21)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                 2               (50)
      Prepaid expenses and other assets                                          40                91
      Accrued interest payable                                                   18                61
      Other liabilities                                                         (32)              337
      Federal income taxes
        Current                                                                 (62)              (24)
        Deferred                                                                157                15
                                                                           --------           -------
         Net cash provided by operating activities                              804               613

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                            12,429             1,000
  Proceeds from sale of investment securities designated as
    available for sale                                                        6,430                -
  Purchase of investment securities                                          (9,925)               -
  Purchase of mortgage-backed securities                                         -             (4,737)
  Principal repayments on mortgage-backed securities                          1,056             1,842
  Loan principal repayments                                                   5,240             4,627
  Loan disbursements                                                        (13,901)           (7,395)
  Purchase of office premises and equipment                                    (520)             (159)
                                                                           --------            ------
         Net cash provided by (used in) investing activities                    809            (4,822)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                            1,679             2,242
  Proceeds from Federal Home Loan Bank advances                               1,950             4,600
  Repayment of Federal Home Loan Bank advances                                 (301)             (701)
  Purchase of shares for Recognition and Retention Plan                          -               (419)
  Purchase of treasury shares                                                  (154)               -
  Dividends on common stock                                                    (186)             (145)
                                                                           --------            ------
         Net cash provided by financing activities                            2,988             5,577
                                                                            -------             -----

Net increase in cash and cash equivalents                                     4,601             1,368

Cash and cash equivalents at beginning of period                              4,080             2,698
                                                                            -------             -----

Cash and cash equivalents at end of period                                 $  8,681            $4,066
                                                                            =======             =====


                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1997              1996
Supplemental  disclosure of cash flow  information:  Cash paid during the period for:
    Federal income taxes                                                                      $   148           $   128
                                                                                               ======            ======

    Interest on deposits and borrowings                                                        $1,641            $1,475
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                          $   407           $   148
                                                                                               ======            ======


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three and six months ended December 31, 1997 and 1996


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for an entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Dover (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                            FFD Financial Corporation

          For the three and six months ended December 31, 1997 and 1996


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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 without material effect on the Corporation's consolidated financial position or results of operations.

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

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a

                            FFD Financial Corporation

          For the three and six months ended December 31, 1997 and 1996


    3.   Effects of Recent Accounting Pronouncements (continued)

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

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the ESOP) that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 114,044 unallocated ESOP shares, totaled 1,333,913 and 1,330,706 for the three and six month periods ended December 31, 1997. Weighted-average common shares deemed outstanding, which gives effect to 116,380 unallocated ESOP shares, totaled 1,338,370 for each of the three and six month periods ended December 31, 1996.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,362,089 and 1,364,056 for the six and three month periods ended December 31, 1997, respectively, and 1,348,521 for each of the six and three month periods ended December 31, 1996.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to December 31,
  1997

The Corporation's total assets at December 31, 1997, amounted to $92.4 million, a $4.4 million, or 5.0%, increase over the total at June 30, 1997. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $1.6 million and growth in deposits of $1.7 million.

Cash and interest-bearing deposits totaled $8.7 million, an increase of $4.6 million over the total as of June 30, 1997. This increase was due primarily to a transfer of funds from the maturity of investment securities to short-term deposits.

Investment securities totaled $3.0 million at December 31, 1997, a decrease of $8.4 million, from the total at June 30, 1997, as maturities and sales of securities totaling $12.4 million and $6.4 million were partially offset by purchases of $9.9 million during the period.

Mortgage-backed securities totaled $14.1 million at December 31, 1997, a $1.0 million, or 6.6%, decrease from the total at June 30, 1997. This decrease resulted primarily from principal repayments of $1.1 million.

Loans receivable totaled $64.2 million at December 31, 1997, an increase of $8.7 million, or 15.7%, over the June 30, 1997 total. Loan disbursements during the period totaled $13.9 million, which were partially offset by principal repayments of $5.2 million. Loan disbursements during the six months ended December 31, 1997, increased by $6.5 million, or 88.0%, compared to the origination volume during the same period in 1996. Growth in the loan portfolio consisted of approximately $3.7 million in nonresidential real estate loans and $5.0 million in loans secured by one- to four-family residential real estate.

The allowance for loan losses totaled $270,000 at both December 31, 1997 and June 30, 1997, which represented .4% and .5% of total loans and 643% and 422% of nonperforming loans at those respective dates. Nonperforming loans amounted to $42,000 and $64,000 at December 31, 1997 and June 30, 1997, respectively. Although management believes that its allowance for loan losses at December 31, 1997, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $58.8 million at December 31, 1997, a $1.7 million, or 2.9%, increase over June 30, 1997. This increase resulted primarily from $1.4 million of new deposits at the new branch office location, coupled with management's efforts to obtain moderate growth through advertising and pricing strategies.

FHLB advances increased by $1.6 million as management elected to fund a $1.9 million non-residential real estate loan with an advance of similar amount and term, partially offset by normal repayments during the period.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion  of  Financial  Condition  Changes from June 30, 1997 to December 31,
  1997 (continued)

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

At December 31, 1997, the Savings Bank's tangible and core capital totaled $14.0 million, or 16.4% of adjusted total assets, which exceeded the minimum requirements of $1.3 million and $2.6 million by $15.2 million and $11.4 million, respectively. The Savings Bank's risk-based capital of $14.2 million, or 32.7% of risk-weighted assets, exceeded the current 8% requirement by $10.7 million.


Comparison of Operating Results for the Six Month Periods Ended December 31,
  1997 and 1996

General

The Corporation's net earnings totaled $388,000 for the six months ended December 31, 1997, an increase of $180,000, or 86.5%, over the net earnings of $208,000 recorded in the comparable period in 1996. The increase in net earnings resulted primarily from the absence of a $219,000 after tax one-time charge recorded at September 30, 1996, as a result of the legislative mandate to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation (FDIC). Absent the effects of the SAIF recapitalization assessment, net earnings declined by $39,000, or 9.1%, due to a $185,000 increase in general, administrative and other expense and a $98,000 increase in the provision for federal income taxes which were partially offset by a $122,000 increase in net interest income and a $9,000 increase in other income.

Net Interest Income

Total interest income increased by $245,000, or 8.4%, to a total of $3.1 million for the six months ended December 31, 1997. Interest income on loans increased by $418,000, or 22.7%, due primarily to a $9.6 million increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $112,000, or 18.0%, due primarily to a $2.6 million decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $61,000, or 13.9%, due primarily to a $1.5 million decrease in the related investment balance.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1997 and 1996 (continued)

Net Interest Income (continued)

Interest expense on deposits increased by $99,000, or 7.6%, for the six months ended December 31, 1997, compared to 1996, due primarily to a $4.3 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $24,000 due primarily to a $1.0 million increase in average advances outstanding, as management elected to fund the origination of a nonresidential loan with such advances, as previously discussed.

As a result of the foregoing, net interest income increased by $122,000, or 8.9%, for the six months ended December 31, 1997, compared to 1996. The interest rate spread amounted to approximately 2.24% for the six months ended December 31, 1997, compared to 2.09% for the comparable 1996 period, while the net interest margin increased to approximately 3.41% in 1997, compared to 3.34% in 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the six month period ended December 31, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income totaled $35,000 for the six months ended December 31, 1997, an increase of $9,000, or 34.6%, over the 1996 total. Other income consists primarily of fees generated from ATM transactions, late charges on loans, safety deposit box rentals and negotiable order of withdrawal (NOW) account fees.

General, Administrative and Other Expense

General, administrative and other expense decreased by $147,000, or 13.6%, for the six months ended December 31, 1997, compared to the same period in 1996. The decrease resulted primarily from the $332,000 one-time pre-tax charge to recapitalize the SAIF recorded in the 1996 period, coupled with a $24,000 decrease in premium rates for SAIF insurance, which were partially offset by a $66,000, or 16.3%, increase in employee compensation and benefits, a $29,000, or 51.8%, increase in occupancy and equipment, a $17,000, or 30.4%, increase in franchise taxes and an increase of $97,000, or 50.5%, in other operating expenses.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Six Month  Periods  Ended  December 31,
  1997 and 1996 (continued)

General, Administrative and Other Expense (continued)

The increase in employee compensation and benefits was due primarily to increased staffing levels related to the opening of the New Philadelphia office location in November 1997, and the addition of a commercial lending officer during fiscal 1997, coupled with an increase in costs associated with stock benefit plans and normal merit increases. The increase in occupancy and equipment and other operating expense resulted primarily from costs associated with the start-up of the New Philadelphia office. The increase in franchise taxes was due to the increase in shareholders' equity year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $199,000 for the six months ended December 31, 1997, an increase of $98,000, or 97.0%, over the same period in 1996. The decrease resulted primarily from a $278,000, or 90.0%, increase in earnings before taxes. The effective tax rates were 33.9% and 32.7% for the six months ended December 31, 1997 and 1996, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31,
  1997 and 1996

General

The Corporation's net earnings totaled $164,000 for the three months ended December 31, 1997, a decrease of $66,000, or 28.7%, from the comparable period in 1996. The decrease in net earnings resulted primarily from a $147,000 increase in general, administrative and other expense, which was partially offset by a $45,000 increase in net interest income, a $7,000 increase in other income and a $29,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $100,000, or 6.7%, to a total of $1.6 million for the three months ended December 31, 1997. Interest income on loans increased by $271,000, or 30.1%, due primarily to an increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $79,000, or 24.0%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $92,000, or 36.2%, due primarily to a decrease in the related investment balances.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Interest expense on deposits increased by $45,000, or 6.8%, for the three months ended December 31, 1997, compared to 1996, due primarily to an increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $10,000 due primarily to an increase in average advances outstanding, as management elected to fund the origination of a nonresidential loan with such advances, as previously discussed.

As a result of the foregoing, net interest income increased by $45,000, or 6.5%, for the three months ended December 31, 1997, compared to 1996.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three month period ended December 31, 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.


Other Operating Income

Other operating income totaled $23,000 for the three months ended December 31, 1997, an increase of $7,000, or 43.8 %, over the 1996 total. Other income consists primarily of fees generated on ATM transactions, late charges on loans, safety deposit box rentals and NOW account fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $147,000, or 40.4%, for the three months ended December 31, 1997, compared to the same period in 1996. The increase resulted primarily from an increase of $66,000, or 33.2%, in employee compensation and benefits, an increase of $15,000, or 44.1%, in occupancy and equipment, due primarily to depreciation and other costs attendant to the new office location, and an increase of $64,000, or 68.1%, in other operating expenses. These increases were partially offset by a decline of $6,000, or 50.0%, in federal deposit insurance premiums, reflecting a reduction in premium rates following the recapitalization assessment.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three Month Periods Ended  December 31,
  1997 and 1996 (continued)

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $84,000 for the three months ended December 31, 1997, a decrease of $29,000, or 25.7%, over the same period in 1996. The decrease resulted primarily from a $95,000, or 27.7%, decrease in earnings before taxes. The effective tax rates were 33.9% and 32.9% for the three months ended December 31, 1997 and 1996, respectively.

Other Matters

As with most providers of financial services, the Savings Bank's operations are almost entirely dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

As of the date of this Form 10-QSB, the Corporation has not identified any specific expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment year 2000 compliant, the Corporation's net earnings and financial condition could be adversely affected. While the Savings Bank is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur.

In addition to possible expense related to its own systems, the Corporation could incur losses if year 2000 issues adversely affect the Savings Bank's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

               Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

               Not applicable


ITEM 3.  Defaults Upon Senior Securities

               Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

               Not applicable

ITEM 5.  Other Information

               In June 1997, the Corporation announced that it is taking steps toward the payment of a capital distribution to its shareholders, with the expectation that a significant portion of the distribution would be nontaxable. A prerequisite to the nontaxable nature of the distribution is the discontinuation of the consolidated filing group that included Dover Service Corporation, an inactive subsidiary of the Savings Bank. At the time of the announcement, the Corporation anticipated that the deconsolidation would be completed by September 30, 1997. As a result of the procedures being utilized by the Internal Revenue Service to simultaneously process deconsolidation requests submitted by a large number of filers, the deconsolidation process has not yet been completed. The Corporation has received a draft from the IRS of the agreement to be entered into to complete the deconsolidation, and the Corporation is not aware of any issues which would adversely affect the completion of the deconsolidation. However, because the Corporation's application remains part of a larger group of deconsolidation applicants, the Corporation expects that the deconsolidation process may not be completed for several months. At this time, the Board intends to defer action on the proposed capital distribution until the deconsolidation process has been completed.

ITEM 6.  Exhibits and Reports on Form 8-K

               Reports on Form 8-K:      None

               Exhibits:                 Financial data schedule for the six
                                           months ended December 31, 1997

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       February 9, 1998                   By:  /s/Robert R. Gerber
       ---------------------------                  -------------------
                                                    Robert R. Gerber
                                                    President and
                                                    Principal Financial Officer




Date:       February 9, 1998                  By:  /s/Charles A. Bradley
       -----------------------------               ---------------------
                                                   Charles A. Bradley
                                                   Treasurer