Form 10QSB
period 1998-03-31
FFD FINANCIAL CORP/OH
filed 1998-05-15
CIK 1006177

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         March 31, 1998
                               ----------------------------------------

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

Yes   X                                                      No


As of May 12, 1998, the latest practicable date, 1,445,350 shares of the registrant's common stock, without par value, were issued and outstanding.









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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                            March 31,            June 30,
         ASSETS                                                                  1998                1997
Cash and due from banks                                                      $    833             $   533
Interest-bearing deposits in other financial institutions                      11,623               3,547
                                                                              -------              ------
         Cash and cash equivalents                                             12,456               4,080

Investment securities available for sale - at market                            1,607               9,924
Investment securities - at amortized cost, approximate
  market value of $990 and $1,459 as of March 31,
  1998 and June 30, 1997                                                          975               1,469
Mortgage-backed securities available for sale - at market                       6,571               7,944
Mortgage-backed  securities - at  amortized  cost,  approximate market value of $8,527 and $7,304 as of March 31,
  1998 and June 30, 1997                                                        8,353               7,165
Loans receivable - net                                                         67,365              55,504
Office premises and equipment - at depreciated cost                             1,409                 865
Federal Home Loan Bank stock - at cost                                            917                 642
Accrued interest receivable                                                       238                 267
Prepaid expenses and other assets                                                 213                 140
                                                                              -------              ------

         Total assets                                                        $100,104             $88,000
                                                                              =======              ======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                     $ 60,625             $57,090
Advances from the Federal Home Loan Bank                                       16,420               8,382
Accrued interest payable                                                          113                  82
Other liabilities                                                                 250                 340
Accrued federal income taxes                                                      172                 609
Deferred federal income taxes                                                     222                  17
                                                                              -------              ------
         Total liabilities                                                     77,802              66,520

Shareholders' equity
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued and outstanding                          -                   -
  Additional paid-in capital                                                   14,209              14,137
  Retained earnings - restricted                                                9,215               8,957
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                    433                  20
  Shares acquired by stock benefit plans                                       (1,410)             (1,634)
  Less 9,400 shares of treasury stock - at cost                                  (145)                 -
                                                                              -------              -----
         Total shareholders' equity                                            22,302              21,480
                                                                              -------              ------

         Total liabilities and shareholders' equity                          $100,104             $88,000
                                                                              =======              ======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         For the nine months         For the three months
                                                                           ended March 31,              ended March 31,
                                                                         1998         1997            1998         1997
Interest income
  Loans                                                                $3,489       $2,794          $1,229       $  952
  Mortgage-backed securities                                              764          932             254          310
  Investment securities, interest-bearing
    deposits and other                                                    574          650             197          212
                                                                        -----        -----           -----        -----
         Total interest income                                          4,827        4,376           1,680        1,474

Interest expense
  Deposits                                                              2,081        1,937             687          642
  Borrowings                                                              475          366             210          125
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,556        2,303             897          767
                                                                        -----        -----           -----        -----

         Net interest income                                            2,271        2,073             783          707

Other income (loss)
  Loss on sale of investment securities                                    -            (6)             -            (6)
  Loss on sale of mortgage-backed securities                               -           (37)             -           (37)
  Other operating                                                          56           41              21           15
                                                                        -----        -----           -----        -----
         Total other income (loss)                                         56           (2)             21          (28)

General, administrative and other expense
  Employee compensation and benefits                                      753          594             282          189
  Occupancy and equipment                                                 138           87              53           31
  Federal deposit insurance premiums                                       25          383               7            9
  Franchise taxes                                                         143           98              70           42
  Other operating                                                         432          314             143          122
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,491        1,476             555          393
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     836          595             249          286

Federal income taxes
  Current                                                                 292          181             250           95
  Deferred                                                                 (9)          14            (166)          (1)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       283          195              84           94
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  553       $  400          $  165       $  192
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.41         $.30            $.12         $.14
                                                                          ===          ===             ===          ===

           Diluted                                                       $.40         $.30            $.12         $.14
                                                                          ===          ===             ===          ===

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                            1998              1997
Cash flows from operating activities:
  Net earnings for the period                                            $   553           $   400
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                        24                 5
    Amortization of deferred loan origination fees                           (61)              (40)
    Depreciation and amortization                                             78                37
    Amortization expense of stock benefit plans                              297                -
    Federal Home Loan Bank stock dividends                                   (39)              (32)
    Loss on sale of investment securities                                     -                  6
    Loss on sale of mortgage-backed securities                                -                 37
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                             29              (133)
      Prepaid expenses and other assets                                      (73)               22
      Accrued interest payable                                                31                84
      Other liabilities                                                      (90)              149
      Federal income taxes
        Current                                                             (437)               30
        Deferred                                                              (9)               14
                                                                          ------            ------
         Net cash provided by operating activities                           303               579

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                         12,929             1,000
  Proceeds from sale of investment securities                              6,430               994
  Purchase of investment securities                                       (9,925)               -
  Proceeds from sale of mortgage-backed securities                            -              3,970
  Purchase of mortgage-backed securities                                  (1,996)           (9,711)
  Principal repayments on mortgage-backed securities                       2,161             2,748
  Purchase of Federal Home Loan Bank stock                                  (236)               -
  Loan principal repayments                                               10,045             6,905
  Loan disbursements                                                     (21,845)          (11,343)
  Purchase of office premises and equipment                                 (622)             (339)
                                                                          ------            ------
         Net cash used in investing activities                            (3,059)           (5,776)
                                                                          ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                          (2,756)           (5,197)
                                                                          ------            ------

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                              1998              1997
         Net cash used in operating and investing
           activities (subtotal brought forward)                           $(2,756)          $(5,197)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                           3,535             2,461
  Proceeds from Federal Home Loan Bank advances                             11,950             4,600
  Repayment of Federal Home Loan Bank advances                              (3,912)           (1,202)
  Purchase of shares for recognition and retention plan                         -               (494)
  Purchase of treasury shares                                                 (154)               -
  Dividends on common shares                                                  (295)             (218)
  Proceeds from exercise of stock options                                        8                -
                                                                            ------            -----
         Net cash provided by financing activities                          11,132             5,147
                                                                            ------            ------

Net increase (decrease) in cash and cash equivalents                         8,376               (50)

Cash and cash equivalents at beginning of period                             4,080             2,698
                                                                            ------            ------

Cash and cash equivalents at end of period                                 $12,456           $ 2,648
                                                                            ======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                   $   625           $   168
                                                                            ======            ======

    Interest on deposits and borrowings                                    $ 2,525           $ 2,219
                                                                            ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                       $   413           $     3
                                                                            ======            ======



                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and nine months ended March 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1997. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Dover (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 1996, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," that provides accounting guidance on transfers of financial assets, servicing of financial assets, and extinguishment of liabilities. SFAS No. 125 introduces an approach to accounting for transfers of financial assets that provides a means of dealing with more complex transactions in which the seller disposes of only a partial interest in the assets, retains rights or obligations, makes use of special purpose entities in the transaction, or otherwise has continuing involvement with the transferred assets. The new accounting method, known as the financial components approach, provides that the carrying amount of the financial assets transferred be allocated to components of the transaction based on their relative fair values. SFAS No. 125 provides criteria for determining whether control of assets has been relinquished and whether a sale has occurred. If the transfer does not qualify as a sale, it is accounted for as a secured borrowing. Transactions subject to the provisions of SFAS No. 125 include, among others, transfers involving repurchase agreements, securitizations of financial assets, loan participations, factoring arrangements, and transfers of receivables with recourse.

                            FFD Financial Corporation

           For the three and nine months ended March 31, 1998 and 1997


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

    SFAS No. 125 is effective for transfers and servicing of financial assets and extinguishment of liabilities occurring after December 31, 1997, and is to be applied prospectively. Earlier or retroactive application is not permitted. Management adopted SFAS No. 125 effective January 1, 1998, as required, without material effect on the Corporation's consolidated financial position or results of operations.

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

                            FFD Financial Corporation

           For the three and nine months ended March 31, 1998 and 1997


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

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,337,910 and 1,346,082 for the nine and three month periods ended March 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 116,380 unallocated ESOP shares, totaled 1,338,370 for each of the nine and three month periods ended March 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,370,258 and 1,384,888 for the nine and three month periods ended March 31, 1998, respectively, and 1,351,307 and 1,353,000 for the nine and three month periods ended March 31, 1997, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998

The Corporation's total assets at March 31, 1998, amounted to $100.1 million, a $12.1 million, or 13.8%, increase over the total at June 30, 1997. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $8.0 million and growth in deposits of $3.5 million.

Cash and interest-bearing deposits totaled $12.5 million, an increase of $8.4 million over the total as of June 30, 1997. This increase was due primarily to a transfer of $4.4 million from the maturity of investment securities to short-term deposits, as well as $4.0 million of additional FHLB borrowings to take advantage of favorable rates.

Investment securities totaled $2.6 million at March 31, 1998, a decrease of $8.8 million from the total at June 30, 1997, as maturities and sales of securities totaling $12.9 million and $6.4 million were partially offset by purchases of $9.9 million during the period.

Mortgage-backed securities totaled $14.9 million at March 31, 1998, a $185,000, or 1.2%, decrease from the total at June 30, 1997. This decrease resulted primarily from principal repayments of $2.2 million, which were partially offset by purchases totaling $2.0 million.

Loans receivable totaled $67.4 million at March 31, 1998, an increase of $11.9 million, or 21.4%, over the June 30, 1997 total. Loan disbursements during the period totaled $21.8 million, which were partially offset by principal repayments of $10.0 million. Loan disbursements during the nine months ended March 31, 1998, increased by $10.5 million, or 92.6%, compared to the origination volume during the same period in 1997. Growth in the loan portfolio consisted of approximately $4.0 million in nonresidential real estate loans and $7.9 million in loans secured by one- to four-family residential real estate.

The allowance for loan losses totaled $270,000 at both March 31, 1998 and June 30, 1997, which represented .4% and .5% of total loans and 329% and 422% of nonperforming loans at those respective dates. Nonperforming loans amounted to $82,000 and $64,000 at March 31, 1998 and June 30, 1997, respectively. Although management believes that its allowance for loan losses at March 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $60.6 million at March 31, 1998, a $3.5 million, or 6.2%, increase over June 30, 1997. This increase resulted primarily from growth in deposits at the new branch office location, coupled with management's efforts to obtain moderate growth through advertising and pricing strategies.

FHLB advances totaled $16.4 million at March 31, 1998, an $8.0 million, or 95.9%, increase over June 30, 1997. Proceeds from the increase in borrowings were primarily used to restructure debt, fund $1.9 million in loan growth and $2.0 million in investments and $4.1 million in overnight deposits.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1997 to March 31, 1998 (continued)

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 1998, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997

General

The Corporation's net earnings totaled $553,000 for the nine months ended March 31, 1998, an increase of $153,000, or 38.3%, over the net earnings of $400,000 recorded in the comparable period in 1997. The increase in net earnings resulted primarily from a $219,000 after tax one-time charge recorded at September 30, 1996, as a result of the legislative mandate to recapitalize the Savings Association Insurance Fund ("SAIF") of the Federal Deposit Insurance Corporation ("FDIC"). Absent the effects of the SAIF recapitalization assessment, net earnings declined by $82,000 , or 13.2%, due to a $347,000 increase in general, administrative and other expense and an $88,000 increase in the provision for federal income taxes, which were partially offset by a $198,000 increase in net interest income and a $58,000 increase in other income.

Net Interest Income

Total interest income increased by $451,000, or 10.3%, to a total of $4.8 million for the nine months ended March 31, 1998, compared to $4.4 million for the nine month period ended March 31, 1997. Interest income on loans increased by $695,000, or 24.9%, due primarily to a $10.7 million increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $168,000, or 18.0%, due primarily to a $1.4 million decrease in the average balance outstanding, coupled with a decrease in the yield earned on such securities. Interest income on investment securities and interest-bearing deposits decreased by $76,000, or 11.7%, due primarily to an approximate $550,000 decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $144,000, or 7.4%, for the nine months ended March 31, 1998, compared to the same period in fiscal 1997, due primarily to a $5.4 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $109,000, or 29.8%, due primarily to a $5.5 million increase in the average balance of advances outstanding.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997 (continued)

Net Interest Income (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $198,000, or 9.6%, for the nine months ended March 31, 1998, compared to 1997. The interest rate spread amounted to approximately 2.23% for the nine months ended March 31, 1998, compared to 2.16% for the comparable 1997 period, while the net interest margin decreased to approximately 3.30% in 1998, compared to 3.44% in 1997.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the nine month periods ended March 31, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $56,000 for the nine months ended March 31, 1998, an increase of $58,000 over the 1997 total. The increase resulted primarily from losses on sales of securities recorded in the 1997 fiscal period totaling $43,000. Other income consists primarily of fees generated from ATM transactions, late charges on loans, safety deposit box rentals and negotiable order of withdrawal ("NOW") account fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $15,000, or 1.0%, for the nine months ended March 31, 1998, compared to the same period in 1997. The increase resulted primarily from a $159,000, or 26.8%, increase in employee compensation and benefits, a $51,000, or 58.6%, increase in occupancy and equipment expense, a $45,000, or 45.9%, increase in franchise taxes and a $118,000, or 37.6%, increase in other operating expenses, which were partially offset by a $358,000, or 93.5%, decrease in federal deposit insurance premiums due to the $332,000 one-time pre-tax charge to recapitalize the SAIF which was recorded in the fiscal 1997 period.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1998 and 1997 (continued)

General, Administrative and Other Expense (continued)

The increase in employee compensation and benefits was due primarily to increased staffing levels related to the opening of the New Philadelphia office location in November 1997, and the addition of a commercial lending officer during fiscal 1997, coupled with an increase in expense associated with stock benefit plans and normal merit increases. The increase in occupancy and equipment and other operating expense resulted primarily from costs associated with the start-up of the New Philadelphia office. The increase in franchise taxes was due to the increase in shareholders' equity year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $283,000 for the nine months ended March 31, 1998, an increase of $88,000, or 45.1%, over the same period in 1997. The increase resulted primarily from a $241,000, or 40.5%, increase in earnings before taxes. The effective tax rates were 33.9% and 32.8% for the nine months ended March 31, 1998 and 1997, respectively.


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997

General

The Corporation's net earnings totaled $165,000 for the three months ended March 31, 1998, a decrease of $27,000, or 14.1%, from the comparable period in 1997. The decrease in net earnings resulted primarily from a $162,000 increase in general, administrative and other expense, which was partially offset by a $76,000 increase in net interest income, a $49,000 increase in other income and a $10,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $206,000, or 14.0%, to a total of $1.7 million for the three months ended March 31, 1998, compared to $1.5 million for the 1997 quarter. Interest income on loans increased by $277,000, or 29.1%, due primarily to an increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $56,000, or 18.1%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $15,000, or 7.1%, due primarily to a decrease in the related investment balances.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

Interest expense on deposits increased by $45,000, or 7.0%, for the three months ended March 31, 1998, compared to 1997, due primarily to an increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $85,000, or 68.0%, due primarily to an increase in average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $76,000, or 10.7%, for the three months ended March 31, 1998, compared to 1997.

Provision for Losses on Loans

As a result of an analysis of the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three month periods ended March 31, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $21,000 for the three months ended March 31, 1998, an increase of $49,000 over the 1997 total. The increase resulted primarily from losses on sales of securities recorded in the 1997 quarter totaling $43,000. Other income consists primarily of fees generated on ATM transactions, late charges on loans, safety deposit box rentals, NOW account fees and gains or losses on the sale of investment and mortgage-backed securities.

General, Administrative and Other Expense

General, administrative and other expense increased by $162,000, or 41.2%, for the three months ended March 31, 1998, compared to the same period in 1997. The increase resulted primarily from an increase of $93,000, or 49.2%, in employee compensation and benefits, an increase of $22,000, or 71.0%, in occupancy and equipment, due primarily to depreciation and other costs attendant to the new office location, an increase of $28,000, or 66.7%, in franchise taxes due to the increase in shareholders' equity from year to year, and an increase of $21,000, or 17.2%, in other operating expenses.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1998 and 1997 (continued)

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $84,000 for the three months ended March 31, 1998, a decrease of $10,000, or 10.6%, from the same period in 1997. The decrease resulted primarily from a $37,000, or 12.9%, decrease in earnings before taxes. The effective tax rates were 33.7% and 32.9% for the three months ended March 31, 1998 and 1997, respectively.

Other Matters

As with most providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Savings Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

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

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         Not applicable

ITEM 5.  Other Information

          In June 1997, the Corporation announced that it is taking steps toward the payment of a capital distribution to its shareholders, with the expectation that a significant portion of the distribution would be nontaxable. A prerequisite to the nontaxable nature of the distribution is the discontinuation of the consolidated filing group that included Dover Service Corporation, an inactive subsidiary of the Savings Bank. At the time of the announcement, the Corporation anticipated that the deconsolidation would be completed by September 30, 1997. As a result of the procedures being utilized by the Internal Revenue Service (the "IRS") to simultaneously process deconsolidation requests submitted by a large number of filers, the deconsolidation process has not yet been completed. The Corporation has received a draft from the IRS of the agreement to be entered into to complete the deconsolidation, and the Corporation is not aware of any issues which would adversely affect the completion of the deconsolidation. However, because the Corporation's application remains part of a larger group of deconsolidation applicants, the Corporation expects that the deconsolidation process may not be completed for several months. At this time, the Board intends to defer action on the proposed capital distribution until the deconsolidation process has been completed.

ITEM 6.  Exhibits and Reports on Form 8-K

          Reports on Form 8-K:      None.

          Exhibits:
              27.1: Financial data schedule for the nine months ended March 31, 1998.

              27.2: Restated Financial data schedule for the nine months ended March 31, 1997.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 12, 1998                      By:  /s/Robert R. Gerber
       --------------------------                  -------------------
                                                   Robert R. Gerber
                                                   President and
                                                   Principal Financial Officer




Date:       May 12, 1998                      By:  /s/Charles A. Bradley
       --------------------------                  ---------------------
                                                   Charles A. Bradley
                                                   Treasurer