Form 10KSB40
period 1998-06-30
FFD FINANCIAL CORP/OH
filed 1998-09-28
CIK 1006177

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal Year Ended June 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from ________________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
              ----------------------------------------------------
                 (Name of small business issuer in its charter)

                   Ohio                                      34-1921148
      --------------------------------              ----------------------------
       (State or other jurisdiction                       (I.R.S. Employer
            of incorporation or                        Identification Number)
               organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
              ----------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777
                          ----------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
              ----------------------------------------------------

         Securities registered under Section 12(g) of the Exchange Act:
                        Common Shares, without par value
              ----------------------------------------------------
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
         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended June 30, 1998, were $7.0 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $19.3 million on September 22, 1998.

         1,445,350 of the registrant's common shares were issued and outstanding on September 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Shareholders
                    for the fiscal year ended June 30, 1998.

   Part III of Form 10-KSB - Portions of the Proxy Statement for 1998 Annual
                            Meeting of Shareholders.

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

         The Bank has conducted business in Tuscarawas County since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." The Bank obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, the Bank changed its charter to a federal savings bank charter, at which time the present name was adopted.

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

         The Bank is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Tuscarawas County, Ohio. The Bank also originates construction loans, commercial loans and loans secured by multifamily real estate (over four units), nonresidential real estate and land. The origination of consumer loans constitutes a small part of the lending activity of the Bank. Loan funds are obtained primarily from savings deposits and loan repayments. In addition, advances from the Federal Home Loan Bank (the "FHLB") of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand. The Bank also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

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

LENDING ACTIVITIES

         GENERAL. The Bank's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in the Bank's primary market area. Loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by the Bank. The Bank also originates commercial loans for businesses located in its primary market area. The Bank does not issue any letters of credit for commercial, business or agricultural purposes, other than loans secured by real estate.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of the Bank's loan portfolio at the dates indicated:

                                                            At June 30,
                                     -------------------------------------------------------------
                                           1998                 1997                  1996
                                     ------------------   -----------------     ------------------
                                               Percent               Percent               Percent
                                               of total             of total              of total
                                     Amount     loans     Amount      loans     Amount      loans
                                     ------     -----     ------      -----     ------      -----
                                                        (Dollars in thousands)

  One- to four-family                 $62,010     85.4%    $52,842     92.3%     $44,763     90.2%
  Multifamily                           1,058      1.4       1,158      2.0        1,336      2.7
  Construction                          1,572      2.2       1,474      2.6          982      2.0
  Nonresidential, commercial and
    land                                6,722      9.3       1,192      2.1        1,124      2.3
  Consumer                              1,263      1.7         583      1.0        1,390      2.8
                                     --------    -----   ---------    -----     --------   ------

     Total loans                       72,625    100.0%     57,249    100.0%      49,595    100.0%
                                                 =====                =====                 =====

  Less:
  Undisbursed portion of loans in
    process                             1,079                1,185                   614
  Deferred loan origination fees          286                  290                   296
  Allowance for losses on loans           270                  270                   146
                                      -------            ---------             ---------

     Loans receivable, net            $70,990              $55,504               $48,539
                                      =======              =======               =======


         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of June 30, 1998, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                           Due during the year ending     Due 4-5      Due 6-10     Due 11-15     Due 15 or
                                  June 30,                 years         years        years       more years
                           --------------------------      after         after        after         after
                             1999      2000     2001      6/30/98       6/30/98      6/30/98       6/30/98        Total
                             ----      ----     ----      -------       -------      -------       -------        -----

                                                                   (In thousands)

Residential real estate    $1,448      $ 24     $ 63     $   764        $3,529      $17,965        $40,847       $64,640
   (1)
Nonresidential and land     1,145        46      157         323           862        3,043          1,146         6,722
Consumer loans                144        92      163         265            17          582              -         1,263
                         --------    ------    -----    --------     ---------    ---------      ---------     ---------
   Total loans             $2,737      $162     $383      $1,352        $4,408      $21,590        $41,993       $72,625
                           ======      ====     ====      ======        ======      =======        =======       =======


-----------------------------

(1)      Includes one- to four-family, multifamily and construction loans.


         The following table sets forth the dollar amount of all loans due after one year from June 30, 1998, which have predetermined interest rates and which have floating or adjustable interest rates:

                                                                  Due more than one year after
                                                                          June 30, 1998
                                                                  ----------------------------
                                                                         (In thousands)

                  Fixed rate of interest                                     $21,082
                  Adjustable rate of interest                                 48,806
                                                                             -------
                                                                             $69,888
                                                                             =======


         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of the Bank has been the origination of permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County. The Bank also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. The aggregate amount of the Bank's one- to four-family residential real estate loans equaled approximately $62.0 million at June 30, 1998, and represented 85.4% of total loans at such date.

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

         Included in one- to four-family loans are lines of credit secured by the equity in the borrower's principal residence. The Bank makes home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans are secured by a second mortgage on the real estate. The Bank's home equity loans have a term of 15 years. The interest rates charged by the Bank on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in THE WALL STREET JOURNAL. At June 30, 1998, the Bank had $1.5 million in home equity loans.

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

         At June 30, 1998, loans secured by multifamily properties totaled approximately $1.1 million, or 1.4% of total loans.

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

         At June 30, 1998, a total of $1.6 million, or approximately 2.2%, of the Bank's total loans, consisted of construction loans.

         NONRESIDENTIAL REAL ESTATE, COMMERCIAL AND LAND LOANS. The Bank makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 30 years and a maximum LTV of 80%. The Bank also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 89%. The Bank has also originated a limited number of commercial loans which are secured by a security interest in inventory, accounts receivable, machinery or other assets of the borrower. As a result of the addition of an experienced loan officer and the implementation of enhanced underwriting procedures, the Bank anticipates an increase in its commercial loan volume in the future.

         The Bank's loan portfolio also includes two participation interests in loans originated by another financial institution headquartered in Ohio. The loans are secured by a first mortgage and a second mortgage on a nursing home property located in Westerville, Ohio.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. None of the Bank's nonresidential real estate loans was nonperforming at June 30, 1998, 1997 or 1996.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         At June 30, 1998, the Bank had a total of $6.7 million invested in nonresidential real estate, commercial and land loans, including the participation interests. Such loans comprised approximately 9.3% of the Bank's total loans at such date.

         Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 1998, the Bank's nonresidential mortgage loans totaled 46.4% of the Bank's capital.

         CONSUMER LOANS. The Bank makes various types of consumer loans, including unsecured loans and loans secured by savings accounts and motor vehicles. Such loans are made at fixed or adjustable rates of interest. Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although the Bank has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years.

         At June 30, 1998, the Bank had approximately $1.3 million, or 1.7% of its total loans, invested in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper, television, and radio advertisements, solicitations by the Bank's lending staff and walk-in customers.

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

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, the Bank is originating both fixed-rate and ARM loans for its portfolio. The Bank does not sell fixed-rate loans in the secondary market. Because the Bank does not require property surveys and certain other documentation that does not relate to the creditworthiness of the borrower, the loans in the Bank's portfolio do not conform to the secondary market standards of the Federal Home Loan Mortgage Corporation ("FHLMC") or the Federal National Mortgage Association (the "FNMA"). By originating non-conforming loans, however, the Bank is able to process and close loans with lower out-of-pocket expenses and in a shorter time than some of its competitors. As reflected by the relatively low levels of the Bank's delinquent loans and nonperforming assets in recent years, management believes that the origination of non-conforming loans has not adversely affected the Bank's overall asset quality.

         The following table presents the activity in the Bank's loan portfolio for the periods indicated. The Bank occasionally purchases participation interests in loans originated by other financial institutions. No loans were purchased during the periods presented, although the Bank's loan portfolio at June 30, 1998, includes two participations purchased in the 1992 fiscal year. See "Nonresidential Real Estate and Land Loans."


                                                          Year ended June 30,
                                                 -------------------------------------
                                                   1998          1997           1996
                                                 --------      --------       --------
                                                            (In thousands)
Loans originated:
   One- to four-family                           $ 19,424      $ 13,899       $ 15,241
   Construction                                     2,391         2,710          1,224
   Nonresidential and land                          6,818           162              -
   Consumer                                           606           302            362
                                                 --------      --------       --------
     Total loans originated                        29,239        17,073         16,827

Principal loan repayments                          13,826        10,049          9,797
Increase (decrease) in other items, net (1)            73           (59)            15
                                                 --------      --------       --------
Net increase in loans receivable                 $ 15,486      $  6,965       $  7,045
                                                 ========      ========       ========

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

         Based on the 15% limit, the Bank was able to lend approximately $2.2 million to one borrower at June 30, 1998. The largest amount the Bank had outstanding to one borrower at June 30, 1998, was $1.7 million. Such loan was secured by a hotel located in New Philadelphia, Ohio.

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

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by the Bank. Real estate acquired by the Bank as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is initially recorded by the Bank at the lower of cost or fair value of the real estate, less estimated costs to sell. Real estate loss provisions are recorded if the properties' fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. The Bank had no REO at June 30, 1998.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                    June 30, 1998                   June 30, 1997                     June 30,1996
                            -----------------------------    ----------------------------     ----------------------------
                                                  Percent                         Percent                          Percent
                                                 of total                         of total                         of total
                            Number     Amount      loans     Number    Amount      loans      Number     Amount     loans
                            ------     ------      -----     ------    ------      -----      ------     ------     -----
                                                                (Dollars in thousands)
 Loans delinquent for:
    30 - 59 days               2         $ 75       .10%        -        $  -        -%          -         $  -       -%
    60 - 89 days               7          193       .27         7         333       .58          3          131      .26
    90 days and over           5           96       .13         2          64       .11          7          117      .24
                             ---        -----       ---         -      ------       ---        ---        -----      ---
 Total delinquent loans       14         $364       .50%        9        $397       .69%        10         $248      .50%
                              ==         ====       ===         =        ====       ===         ==         ====      ===


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

                                                       At June 30,
                                                ---------------------------
                                                1998       1997       1996
                                                ----       ----       ----
                                                  (Dollars in thousands)
Loans accounted for on a nonaccrual basis:
   Residential real estate                      $ 82       $ 64       $117
   Consumer and other                              -          -          -
                                                ----       ----       ----
     Total nonaccrual loans                       82         64        117
                                                ----       ----       ----

Total nonperforming loans                       $ 82       $ 64       $117
                                                ====       ====       ====

Allowance for losses on loans                   $270       $270       $146
                                                ====       ====       ====

Nonperforming loans as a percent of total
   loans                                         .11%       .11%      0.24%

Allowance for losses on loans as a percent
   of nonperforming loans                     329.27%    421.88%    124.79%


         For the year ended June 30, 1998, $2,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

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

         The aggregate amounts of the Bank's classified assets at the dates indicated were as follows:

                                                     At June 30,
                                        ------------------------------------
                                        1998            1997            1996
                                        ----            ----            ----
                                                   (In thousands)
Classified assets:
  Substandard                           $ 93            $ 64            $140
  Doubtful                                 -               -               -
                                        ----            ----            ----
     Total classified assets            $ 93            $ 64            $140
                                        ====            ====            ====



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

         The following table sets forth an analysis of the Bank's allowance for losses on loans for the periods indicated:

                                                        Year ended June 30,
                                                 ---------------------------------
                                                 1998          1997           1996
                                                 ----          ----           ----
                                                      (Dollars in thousands)

Balance at beginning of period                   $ 270         $ 146          $  96
Charge-offs                                          -            (1)             -
Recoveries                                           -             -              -
                                                 -----         -----          -----
Net charge-offs                                      -            (1)             -
Provision for losses on loans                        -           125             50
                                                 -----         -----          -----
Balance at end of period                         $ 270         $ 270          $ 146
                                                 =====         =====          =====

Ratio of net charge-offs to average loans
   outstanding during the period                     -             -              -

Ratio of allowance for loan losses to
   total loans                                    0.37%         0.47%          0.29%


         The following table sets forth the allocation of the Bank's allowance for loan losses by type of loan at the dates indicated:

                                                          At June 30,
                           --------------------------------------------------------------------------
                                  1998                       1997                    1996
                           ---------------------      ----------------------  -----------------------
                                      Percent of               Percent of                Percent of
                                    loans in each             loans in each             loans in each
                                     category to               category to               category to
                           Amount    total loans      Amount   total loans    Amount     total loans
                           ------    -----------      ------   -----------    ------     -----------

                                                   (Dollars in thousands)
Balance at year end
 applicable to:
   Real estate loans        $142         98.3%        $  77        99.0%        $ 71         97.2%
   Consumer loans              4          1.7             2         1.0            6          2.8
   Unallocated               124            -           191           -           69            -
                            ----        -----         -----       -----         ----        -----
     Total                  $270        100.0%        $ 270       100.0%        $146        100.0%
                            ====        =====         =====       =====         ====        =====

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

         The Bank maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle the Bank to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, GNMA and FNMA securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by the Bank, management believes they are a prudent investment alternative during periods of decreased loan demand.

         The following table sets forth the composition of the Bank's investment securities portfolio, including those designated as available for sale, and mortgage-backed securities at the dates indicated:

                                                                        At June 30,
                          ----------------------------------------------------------------------------------------------------------
                                         1998                                1997                              1996
                          ----------------------------------  ---------------------------------  -----------------------------------
                          Amortized  % of    Market    % of   Amortized   % of   Market   % of   Amortized  % of     Market   % of
                            cost     total    value    total    cost     total   value    total    cost     total    value    total
                            ----     -----    -----    -----    ----     -----   -----    -----    ----     -----    -----    -----
                                               (Dollars in thousands)
Investment securities
   designated as held
   to maturity:
   U.S. Government
     agency obligations    $   977      6.4%  $  993     6.3%  $ 1,469     5.5%  $ 1,459     5.5%  $ 2,460     9.5%  $ 2,427    9.1%
Investment securities
  designated as available
  for sale:
  U.S. Government and
     agency obligations      2,496     16.3    2,498    16.0     9,931    37.5     9,924    37.3     8,184    31.8     8,134   30.4
   FHLMC stock                   3        -      157     1.0         -       -         -       -        51     0.2     1,122    4.2
                           -------    -----  -------   -----   -------   -----   -------   -----   -------   -----   -------  -----
Total investment
   securities designated
   as available for sale     2,499     16.3    2,655    17.0     9,931    37.5     9,924    37.3     8,235    32.0     9,256   34.6
                           -------    -----  -------   -----   -------   -----   -------   -----   -------   -----   -------  -----
Total investment
   securities                3,476     22.7    3,648    23.3    11,400    43.0    11,383    42.8    10,695    41.5    11,683   43.7

Mortgage-backed
   securities
   designated as held
   to maturity               5,960     38.9    6,073    38.8     7,165    27.1     7,304    27.4     5,932    23.0     6,073   22.7
Mortgage-backed
   securities
   designated as
   available for sale        5,879     38.4    5,935    37.9     7,906    29.9     7,944    29.8     9,140    35.5     9,007   33.6
                           -------    -----  -------   -----   -------   -----   -------   -----   -------   -----   -------  -----
Total mortgage-backed
   securities               11,839     77.3   12,008    76.7    15,701    57.0    15,248    57.2    15,072    58.5    15,080   56.3
                           -------    -----  -------   -----   -------   -----   -------   -----   -------   -----   -------  -----

Total investment
   and mortgage-backed
   securities              $15,315    100.0% $15,656   100.0%  $26,471   100.0%  $26,631   100.0%  $25,767   100.0%  $26,763  100.0%
                           =======    =====  =======   =====   =======   =====   =======   =====   =======   =====   =======  =====


         The maturities of the Bank's U. S. Government and agency obligations and mortgage-backed securities at June 30, 1998, are indicated in the following table:

                                                                    At June 30, 1998
                     ---------------------------------------------------------------------------------------------------------------
                                         After one through      After five         After ten
                      One year or less       five years      through ten years        years                    Total
                     ------------------  ------------------ ------------------  ------------------  --------------------------------
                     Amortized  Average  Amortized  Average Amortized  Average  Amortized  Average  Amortized   Market   Weighted
                       cost      yield     cost      yield    cost      yield     cost      yield     cost      value  average yield
                       ----      -----     ----      -----    ----      -----     ----      -----     ----      -----  -------------

                                          (Dollars in thousands)
U.S. Government and
  agency obligations    $499     4.75%    $1,977      5.79%   $    -        -%   $   997     6.13%   $ 3,473   $ 3,491    5.74%
Mortgage-backed
  securities               -        -          -         -     1,343     6.83     10,496     7.64     11,839    12,008    7.54
                        ----     ----     ------      ----    ------     ----    -------     ----    -------   -------    ----
                        $499     4.75%    $1,977      5.79%   $1,343     6.83%   $11,493     7.51%   $15,312   $15,499    7.13%
                        ====     ====     ======      ====    ======     ====    =======     ====    =======   =======    ====

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

         At June 30, 1998, the Bank's certificates of deposit totaled $37.0 million, or 59.8% of total deposits. Of such amount, approximately $22.8 million in certificates of deposit mature within one year. Based on past experience and the Bank's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with the Bank at maturity. If there is a significant deviation from historical experience, the Bank can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by the Bank at the dates indicated:

                                                                     At June 30,
                                           ----------------------------------------------------------------
                                                  1998                    1997                   1996
                                           ------------------     -------------------    ------------------
                                                     Percent                 Percent                Percent
                                                     of total                of total              of total
                                           Amount    deposits     Amount     deposits    Amount    deposits
                                           ------    --------     ------     --------    ------    --------
                                                                (Dollars in thousands)

Transaction accounts:
  NOW and money market accounts (1)        $ 5,954       9.6%     $ 5,219       9.1%     $ 4,388       8.4%
  Passbook savings accounts (2)             18,955      30.6       17,568      30.8       14,909      28.6
                                           -------     -----      -------     -----      -------     -----

  Total transaction accounts                24,909      40.2       22,787      39.9       19,297      37.0

Certificates of deposit:
   2.01 - 4.00%                                  -         -            -         -          412       0.8
   4.01 - 6.00%                             34,419      55.6       24,420      42.8       23,592      45.2
   6.01 - 8.00%                              2,628       4.2        9,883      17.3        8,907      17.0
                                           -------     -----      -------     -----      -------     -----
     Total certificates of deposit (3)      37,047      59.8       34,303      60.1       32,911      63.0
                                           -------     -----      -------     -----      -------     -----

     Total deposits                        $61,956     100.0%     $57,090     100.0%     $52,208     100.0%
                                           =======     =====      =======     =====      =======     =====


-----------------------------

(1) The weighted average interest rates on NOW and money market accounts were 1.62% at June 30, 1998, 1.66% at June 30, 1997, and 2.03% at
         June 30, 1996.

(2) The weighted average interest rate on passbook accounts were 3.86% at June 30, 1998, 3.95% at June 30, 1997, and 3.76% at June 30, 1996.

(3) The weighted average rate on all certificates of deposit was 5.62%, 5.67% and 5.63%, at June 30, 1998, 1997 and 1996, respectively.


         The following table shows rate and maturity information for the Bank's certificates of deposit at June 30, 1998:

                                                               Amount Due
                                            -------------------------------------------------
                                                           Over          Over
                                             Up to       1 year to    2 years to
                Rate                        one year      2 years      3 years        Total
                ----                        -------       -------      -------       --------
                                                              (In thousands)

                4.01 - 6.00%                $21,194       $10,584       $2,641        $34,419
                6.01 - 8.00%                  1,639           858          131          2,628
                                            -------       -------      -------        -------

                  Total                     $22,833       $11,442       $2,772        $37,047
                                            =======       =======       ======        =======


         The following table presents the amount of the Bank's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1998:

                      Maturity                                                Amount
                      --------                                                ------
                                                                          (In thousands)

                      Three months or less                                   $  105
                      Over 3 months to 6 months                                 100
                      Over 6 months to 12 months                              1,220
                      Over 12 months                                            469
                                                                             ------

                         Total                                               $1,894
                                                                             ======

         The following table sets forth the Bank's deposit account balance activity for the periods indicated:


                                            Year ended June 30,
                                 -------------------------------------------
                                    1998            1997             1996
                                 ---------        ---------        ---------
                                            (Dollars in thousands)

Beginning balance                $  57,090        $  52,208        $  50,601

Deposits                           113,942           96,413           86,546
Withdrawals                       (110,996)         (93,434)         (86,907)
                                 ---------        ---------        ---------
Net increase (decrease) in
   deposits before interest          2,946            2,979             (361)
   credited
Interest credited                    1,920            1,903            1,968
                                 ---------        ---------        ---------
Ending balance                   $  61,956        $  57,090        $  52,208
                                 =========        =========        =========

Net increase                     $   4,866        $   4,882        $   1,607
                                 =========        =========        =========

Percent increase                       8.5%             9.4%             3.2%
                                       ===              ===              ===


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

         The following table sets forth certain information as to the Bank's FHLB advances at the dates indicated:

                                                                        At June 30,
                                                    --------------------------------------------------------
                                                    1998                    1997                      1996
                                                    ----                    ----                      ----
                                                                    (Dollars in thousands)

FHLB advances                                      $12,519                   $8,382                   $5,184
Weighted average interest rate of
   FHLB advances                                      5.11%                    5.76%                    5.79%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of the Bank's FHLB advances during the periods indicated:

                                                                    Year ended June 30,
                                                   --------------------------------------------------------
                                                    1998                    1997                       1996
                                                    ----                    ----                       ----
                                                                    (Dollars in thousands)

Maximum balance                                    $18,031                  $10,782                   $5,184
Average balance                                     11,685                    8,887                      104
Weighted average interest rate                        5.62%                    5.68%                    6.73%


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

SUBSIDIARIES

         The Bank owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in the Bank. The net book value of the Bank's investment in DSC at June 30, 1998, was approximately $17,000.

PERSONNEL

         At June 30, 1998, the Bank had 24 full-time employees and 4 part-time employees. The Bank believes that relations with its employees are good. The Bank offers health, disability and life insurance benefits. None of the employees of the Bank are represented by a collective bargaining unit.

YEAR 2000

         As with most providers of financial services, the Bank's operations are heavily dependent on information technology systems. The Bank is addressing the potential problems associated with the possibility that the computers that control or operate The Bank 's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data. The Bank is working with the companies that supply or service its information technology systems to identify and remedy any year 2000 related problems.

         The Bank's primary data processing applications are handled by a third-party service bureau which has advised FFD that it has transferred to a fully year 2000-compliant processing system that will be fully tested by January 1, 1999. Management has also reviewed the Bank's ancillary equipment and is in the process of providing the appropriate remedial measures without material cost.

         As a result of the foregoing, FFD has not identified any material specific expenses that are reasonably likely to be incurred by the Bank in connection with this issue and does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the unlikely event that the Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Bank's current systems, programs and equipment year 2000 compliant, FFD's net earnings and financial condition could be adversely affected. While the Bank is endeavoring to ensure that its computer-dependent operations are year 2000 compliant, no assurance can be given that some year 2000 problems will not occur.

         In addition to possible expense related to its own systems, FFD could incur losses if year 2000 issues adversely affect the Bank's depositors or borrowers. Such problems could include delayed loan payments due to year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Bank's primary market area. Because the Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Bank's primary market area is not significantly dependent upon one employer or industry, the Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.


                                   REGULATION

         GENERAL. FFD, as the holding company of the Bank, is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS. As a savings association organized under the laws of the United States, the Bank is also subject to regulatory oversight by the OTS, and, because the Bank's deposits are insured by the FDIC, the Bank is also subject to examination and regulation by the FDIC. The Bank must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether the Bank is in compliance with various regulatory requirements and is operating in a safe and sound manner. The Bank is a member of the FHLB of Cincinnati.

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and the Bank may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which the Bank may engage and would probably subject the Bank to more regulation by the FDIC. In addition, FFD might become subject to a different form of holding company regulation which may limit the activities in which FFD may engage and subject FFD to additional regulatory requirements, including separate capital requirements. FFD cannot predict when or whether Congress may actually pass legislation regarding the Company's and the Bank's regulatory requirements or charter. Although such legislation may change the activities in which FFD and the Bank may engage, it is not anticipated that the current activities of either FFD or the Bank will be materially affected by those activity limits.

         OFFICE OF THRIFT SUPERVISION. The OTS is an office in the Department of the Treasury and is responsible for the regulation and supervision of all federally chartered savings associations and all other savings associations, the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. It also promulgates regulations that prescribe the permissible investments and activities of federally chartered savings associations, including the type of lending that such associations may engage in and the investments in real estate, subsidiaries and securities they may make. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Federally chartered savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. The Bank has received a satisfactory examination rating under those regulations.

         OTS REGULATORY CAPITAL REQUIREMENTS. The Bank is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of the Bank at June 30, 1998, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                                          At June 30, 1998
                                                                 ---------------------------------
                                                                  Amount                   Percent
                                                                  ------                   -------
                                                              (In thousands)

                      Tangible capital                            $14,502                    16.00%
                      Requirement                                   1,361                     1.50
                                                                  -------                    -----
                      Excess                                      $13,141                    14.50%
                                                                  =======                    =====

                      Core capital                                $14,502                    16.00%
                      Requirement                                   2,721                     3.00
                                                                  -------                    -----
                      Excess                                      $11,781                    13.00%
                                                                  =======                    =====

                      Total capital                               $14,772                    29.70%
                      Risk-based requirement                        3,981                     8.00
                                                                  -------                    -----
                      Excess                                      $10,791                    21.70%
                                                                  =======                    =====


         Current capital requirements call for tangible capital (which for the Bank is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities) of 1.5% of adjusted total assets, core capital (which for the Bank consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for the Bank consists of core capital plus general valuation reserves of $270,000) of 8% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. The Bank does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. The Bank's current core capital level is 16.0% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. The Bank currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital at June 30, 1998, meets the standards for a well-capitalized institution.

         Federal law prohibits an insured institution from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the association's total assets at the time the institution became undercapitalized or (b) the amount that is necessary to bring the association into compliance with all capital standards applicable to such association at the time the association fails to comply with its capital restoration plan.

         LIMITATIONS ON CAPITAL DISTRIBUTIONS. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions, including dividend payments. An association which has converted to stock form is prohibited from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the net worth of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion. OTS regulations also establish a three-tier system limiting capital distributions according to ratings of associations based on their capital level and supervisory condition.

         Tier 1 consists of associations that, before and after the proposed distribution, meet their fully phased-in capital requirements. Associations in this category may make capital distributions during any calendar year equal to the greater of 100% of net income, current year-to-date, plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or the amount authorized for a Tier 2 association. A Tier 1 association deemed to be in need of more than normal supervision by the OTS may be downgraded to a Tier 2 or Tier 3 association. Tier 2 consists of associations that before and after the proposed distribution meet their current minimum, but not fully phased-in, capital requirements. Associations in this category may make capital distributions of up to 75% of net income over the four most recent quarters. Tier 3 associations do not meet current minimum capital requirements and must obtain OTS approval of any capital distribution.

         The Bank meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. As a subsidiary of FFD, the Bank is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice. The Bank paid no dividends to FFD during fiscal 1998.

         In January 1998, the OTS issued a proposal to amend the capital distribution limits. Under that proposal, an association owned by a holding company would still be required to provide either a notice or an application to the OTS, although under certain circumstances a savings association without a holding company having an examination rating of 1 or 2 could make a capital distribution without notice to the OTS, if it would remain adequately capitalized after the distribution is made.

         LIQUIDITY. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than 4% of (1) its net withdrawable savings deposits plus borrowings payable in one year or less at the end of the preceding quarter or (2) the average daily balance of its net withdrawable savings deposits plus borrowings payable in one year or less during the preceding quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of the Bank, as computed under current regulations, at June 30, 1998, was $18.7 million, or 31.0% and exceeded the 4.0% liquidity requirement by approximately $16.3 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At June 30, 1998, the Bank met the QTL Test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At June 30, 1998, the Bank was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. The Bank was in compliance with such restrictions at June 30, 1998.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of the Bank. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. The Bank was in compliance with these requirements and restrictions at June 30, 1998.

        FEDERAL DEPOSIT INSURANCE CORPORATION REGULATIONS. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. The Bank is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including the Bank, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. The Bank had $49.2 million in deposits at March 31, 1995, and paid a special assessment of $332,000, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1997 and the first half of 1998 were $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 and the first half of 1998 were $.064 per $100 in deposits.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At June 30, 1998, the Bank was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $933,000 at June 30, 1998.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more of the following categories: fully disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured or guaranteed by the United States government or an agency thereof; deposits in any FHLB; or other real estate related collateral (up to 30% of the member association's capital) acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.

         Each FHLB is required to establish standards of community investment or service that its members must maintain for continued access to long-term advances from the FHLBs. The standards take into account a member's performance under the Community Reinvestment Act and its record of lending to first-time home buyers. All long-term advances by each FHLB must be made only to provide funds for residential housing finance.

         HOLDING COMPANY REGULATION. FFD is a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"). As such, FFD is registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1998, the Bank met the QTL Test.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         If FFD were to acquire control of another savings institution, other than through a merger or other business combination with the Bank, FFD would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of FFD and any of its subsidiaries (other than the Bank or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

         The OTS may approve acquisitions resulting in the formation of a multiple savings and loan holding company that controls savings associations in more than one state only if the multiple savings and loan holding company involved controls a savings association that operated a home or branch office in the state of the association to be acquired as of March 5, 1987, or if the laws of the state in which the institution to be acquired is located specifically permit institutions to be acquired by state-chartered institutions or savings and loan holding companies located in the state where the acquiring entity is located (or by a holding company that controls such state-chartered savings institutions). The OTS may approve an acquisition resulting in a multiple savings and loan holding company controlling savings associations in more than one state in the case of certain emergency thrift acquisitions.

         MERGER MORATORIUM STATUTE. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting certain public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

         After the initial three-year moratorium, such a business combination may not occur unless (1) an exception specifically enumerated in the statute is applicable to the combination, (2) the combination is approved, at a meeting held for such purpose, by the affirmative vote of the holders of the issuing public corporation entitling them to exercise at least two-thirds of the voting power of the issuing public corporation in the election of directors or of such different proportion as the articles may provide, provided the combination is also approved by the affirmative vote of the holders of at least a majority of the disinterested shares, or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. The Articles of Incorporation of FFD do not opt out of the protection afforded by Chapter 1704.

         CONTROL SHARE ACQUISITION. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (a) the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present, and (b) a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

         TAKEOVER BID STATUTE. Ohio law provides that an offeror may not make a tender offer or request or invitation for tenders that would result in the offeror beneficially owning more than ten percent of any class of the target company's equity securities unless such offeror files certain information with the Ohio Division of Securities (the "Securities Division") and provides such information to the target company and the offerees within Ohio. The Securities Division may suspend the continuation of the control bid if the Securities Division determines that the offeror's filed information does not provide full disclosure to the offerees of all material information concerning the control bid. The statute also provides that an offeror may not acquire any equity security of a target company within two years of the offeror's previous acquisition of any equity security of the same target company pursuant to a control bid unless the Ohio offerees may sell such security to the offeror on substantially the same terms as provided by the previous control bid. The statute does not apply to a transaction if either the offeror or the target company is a savings and loan holding company and the proposed transaction requires federal regulatory approval.

FEDERAL TAXATION

         FFD and the Bank are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and the Bank may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         The Bank's average gross receipts for the three tax years ending on December 31, 1997, is $1.2 million and as a result, the Bank does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as the Bank , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, the Bank used the percentage of taxable income method.

         The Act eliminated the percentage of taxable income method of accounting for bad debts by thrift institutions, effective for taxable years beginning after 1995. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like the Bank , the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

         For taxable years that begin after December 31, 1995, and before January 1, 1998, if a thrift meets the residential loan requirement for a tax year, the recapture of the applicable excess reserves otherwise required to be taken into account as a Code Section 481(a) adjustment for the year will be suspended. A thrift meets the residential loan requirement if, for the tax year, the principal amount of residential loans made by the thrift during the year is not less than its base amount. The "base amount" generally is the average of the principal amounts of the residential loans made by the thrift during the six most recent tax years beginning before January 1, 1996. A residential loan is a loan as described in Section 7701(a)(19)(C)(v) (generally a loan secured by residential or church property and certain mobile homes), but only to the extent that the loan is made to the owner of the property.

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by the Bank to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of the Bank for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1998, the pre-1988 reserves of the Bank for tax purposes totaled approximately $1.6 million. The Bank believes it had approximately $8.3 million of accumulated earnings and profits for tax purposes as of June 30, 1998, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A and L to the financial statements. No representation can be made as to whether the Bank will have current or accumulated earnings and profits in subsequent years.

         The tax returns of the Bank have been audited or closed without audit through fiscal year 1994. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of the Bank .

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

         In computing its tax under the net worth method, FFD may exclude 100% of its investment in the capital stock of the Bank , as reflected on the balance sheet of FFD in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of the Bank . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, FFD may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

ITEM 2.       DESCRIPTION OF PROPERTY

              The following table sets forth certain information at June 30, 1998, regarding the properties on which the main office of the Bank and a branch office are located:

                                                 Owned                Date                 Net
Location                                       or leased            acquired          book value(1)
--------                                       ---------            --------          -------------

321 North Wooster Avenue
Dover, Ohio  44622                               Owned                1/96               $577,000

224 West High Avenue
New Philadelphia, OH  44663                      Owned                11/97              $415,000

-----------------------------

(1) At June 30, 1998, the Bank's office equipment had a total net book value of approximately $391,000. For additional information regarding the Bank's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.

ITEM 3.       LEGAL PROCEEDINGS

              Neither FFD nor the Bank is presently involved in any legal proceedings of a material nature. From time to time, the Bank is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by the Bank.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1998 (the "Annual Report"), under the caption "Market Price of FFD Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 21, 1998, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 1998 Annual Meeting of Shareholders of FFD (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

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

              Not Applicable.

ITEM 13.      EXHIBITS AND REPORTS ON FROM 8-K

(a)      EXHIBITS

         3           Articles of Incorporation and Code of Regulations

         10.1        FFD Financial Corporation 1996 Stock Option and Incentive
                     Plan

         10.2 First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement

         13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements).

         20          Proxy Statement for 1998 Annual Meeting of Shareholders

         21          Subsidiaries of FFD Financial Corporation

         27          Financial Data Schedule

(b)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            FFD FINANCIAL CORPORATION


                                            By:/s/ Robert R. Gerber
                                               --------------------------------
                                               Robert R. Gerber, President
                                               (Principal Executive Officer)

                                            Date: September ___, 1998

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert R. Gerber                        /s/ Charles A. Bradley
-------------------------------             ----------------------------------
Robert R. Gerber,                           Charles A. Bradley,
President and Director                      Treasurer
                                            (Principal Financial Officer)

Date: September ___, 1998                   Date: September ___, 1998



/s/ Stephen G. Clinton                      /s/ Roy O. Mitchell, Jr.
-------------------------------             ----------------------------------
Stephen G. Clinton                          Roy O. Mitchell, Jr.
Director                                    Director


Date: September ___, 1998                   Date: September ___, 1998



/s/ J. Richard Gray                         /s/ Robert D. Sensel
-------------------------------             ----------------------------------
J. Richard Gray                             Robert D. Sensel
Director                                    Director


Date: September ___, 1998                   Date: September ___, 1998



/s/ Richard J. Herzig                       /s/ Enos L. Loader
-------------------------------             ----------------------------------
Richard J. Herzig                           Enos L. Loader
Director                                    Director


Date: September ___, 1998                   Date:  September ___, 1998

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

     3.4          Code of Regulations of FFD Financial         Incorporated by reference to the S-1, Exhibit 3.3.
                  Corporation

     10.1         FFD Financial Corporation 1996 Stock
                  Option and Incentive Plan

     10.2         First Federal Savings Bank of Dover
                  Recognition and Retention Plan and Trust
                  Agreement

     13           FFD Financial Corporation 1998 Annual
                  Report to Shareholders

     20           Proxy Statement for 1998 Annual Meeting of
                  Shareholders

     21           Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.

     27           Financial Data Schedule