Form 10QSB
period 1998-09-30
FFD FINANCIAL CORP/OH
filed 1998-11-16
CIK 1006177

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1998
                               -----------------------------------

                                       OR

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _______________

Commission File No.     0-27916

                            FFD FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

        Ohio                                                  34-1921148
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

321 North Wooster Avenue
Dover, Ohio                                                     44622
(Address of principal                                        (Zip Code)
executive office)

Issuer's telephone number:  (330)  364-7777

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X                                                      No


As of November 10, 1998, the latest practicable date, 1,445,350 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 16 pages

                                      INDEX

                                                                      Page

PART I  - FINANCIAL INFORMATION

           Consolidated Statements of Financial Condition               3

           Consolidated Statements of Earnings                          4

           Consolidated Statements of Comprehensive Income              5

           Consolidated Statements of Cash Flows                        6

           Notes to Consolidated Financial Statements                   8

           Management's Discussion and Analysis of
           Financial Condition and Results of
           Operations                                                  11


PART II - OTHER INFORMATION                                            15

SIGNATURES                                                             16


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                1998                1998
Cash and due from banks                                                                     $ 1,003             $ 1,026
Interest-bearing deposits in other financial institutions                                       870                 607
                                                                                             ------              ------
         Cash and cash equivalents                                                            1,873               1,633

Investment securities available for sale - at market                                          3,670               2,655
Investment securities - at amortized cost, approximate
  market value of $1,000 and $993 as of September 30,
  1998 and June 30, 1998                                                                        980                 977
Mortgage-backed securities available for sale - at market                                     9,956               5,935
Mortgage-backed  securities - at  amortized  cost,  approximate  market value of
  $5,806 and $6,073 as of September 30,
  1998 and June 30, 1998                                                                      5,615               5,960
Loans receivable - net                                                                       73,590              70,990
Loans held for sale                                                                             415                  -
Office premises and equipment - at depreciated cost                                           1,417               1,383
Federal Home Loan Bank stock - at cost                                                          950                 933
Accrued interest receivable                                                                     231                 279
Prepaid expenses and other assets                                                               154                 221
Prepaid federal income taxes                                                                      5                  -
                                                                                             ------              ------

         Total assets                                                                       $98,856             $90,966
                                                                                             ======              ======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                                    $64,906             $61,956
Advances from the Federal Home Loan Bank                                                     17,019              12,519
Other borrowed money                                                                            150                  -
Accrued interest payable                                                                        151                  94
Other liabilities                                                                               464                 258
Accrued federal income taxes                                                                     -                  197
Deferred federal income taxes                                                                   276                 117
                                                                                             ------              ------
         Total liabilities                                                                   82,966              75,141

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,705               7,705
  Retained earnings - restricted                                                              9,533               9,536
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                  208                 140
  Shares acquired by stock benefit plans                                                     (1,411)             (1,411)
  Less 9,400 shares of treasury stock - at cost                                                (145)               (145)
                                                                                             ------              ------
         Total shareholders' equity                                                          15,890              15,825
                                                                                             ------              ------

         Total liabilities and shareholders' equity                                         $98,856             $90,966
                                                                                             ======              ======


                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)


                                                                                               1998                1997
Interest income
  Loans                                                                                      $1,318              $1,090
  Mortgage-backed securities                                                                    238                 260
  Investment securities, interest-bearing
    deposits and other                                                                           69                 215
                                                                                              -----               -----
         Total interest income                                                                1,625               1,565

Interest expense
  Deposits                                                                                      752                 692
  Borrowings                                                                                    167                 121
                                                                                              -----               -----
         Total interest expense                                                                 919                 813
                                                                                              -----               -----

         Net interest income                                                                    706                 752

Other operating income                                                                           25                  12

General, administrative and other expense
  Employee compensation and benefits                                                            308                 206
  Occupancy and equipment                                                                        59                  36
  Federal deposit insurance premiums                                                              9                  12
  Franchise taxes                                                                                70                  40
  Other operating                                                                               124                 131
                                                                                              -----               -----
         Total general, administrative and other expense                                        570                 425
                                                                                              -----               -----

         Earnings before income taxes                                                           161                 339

Federal income taxes
  Current                                                                                       (69)                (13)
  Deferred                                                                                      124                 128
                                                                                              -----               -----
         Total federal income taxes                                                              55                 115
                                                                                              -----               -----

         NET EARNINGS                                                                        $  106              $  224
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.08                $.17
                                                                                                ===                 ===

           Diluted                                                                             $.08                $.16
                                                                                                ===                 ===



                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               1998                1997
Net earnings                                                                                   $106                $224

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during
    the period                                                                                   68                  32
                                                                                                ---                 ---

Comprehensive income                                                                           $174                $256
                                                                                                ===                 ===


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                                  $  106           $   224
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              9                 8
    Amortization of deferred loan origination fees                                                (25)              (21)
    Depreciation and amortization                                                                  32                19
    Gain on sale of mortgage loans                                                                 (1)               -
    Loans originated for sale in the secondary market                                          (2,074)               -
    Proceeds from sale of loans in the secondary market                                         1,660                -
    Federal Home Loan Bank stock dividends                                                        (17)              (12)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  48               (82)
      Prepaid expenses and other assets                                                            67               (41)
      Accrued interest payable                                                                     57                (7)
      Other liabilities                                                                           206               119
      Federal income taxes
        Current                                                                                  (202)             (118)
        Deferred                                                                                  124               128
                                                                                                -----            ------
         Net cash provided by (used in) operating activities                                      (10)              217

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (1,500)          (11,175)
  Proceeds from maturities of investment securities                                               500            12,679
  Purchase of mortgage-backed securities                                                       (4,577)               -
  Principal repayments on mortgage-backed securities                                              977               481
  Loan principal repayments                                                                     2,243             2,739
  Loan disbursements                                                                           (4,818)           (6,024)
  Purchase of office premises and equipment                                                       (66)             (191)
                                                                                                -----            ------
         Net cash used in investing activities                                                 (7,241)           (1,491)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              2,950               190
  Proceeds from Federal Home Loan Bank advances                                                 4,500                -
  Repayment of Federal Home Loan Bank advances                                                     -               (101)
  Proceeds from other borrowed money                                                              150                -
  Dividends on common stock                                                                      (109)             (109)
  Purchase of treasury stock                                                                       -               (154)
                                                                                                -----            ------
         Net cash provided by (used in) financing activities                                    7,491              (174)
                                                                                                -----            ------

Net increase (decrease) in cash and cash equivalents                                              240            (1,448)

Cash and cash equivalents at beginning of period                                                1,633             4,080
                                                                                                -----            ------

Cash and cash equivalents at end of period                                                     $1,873           $ 2,632
                                                                                                =====            ======


                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 1998              1997
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                         $133              $124
                                                                                                  ===               ===

    Interest on deposits and borrowings                                                          $862              $820
                                                                                                  ===               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                             $ 68              $ 32
                                                                                                  ===               ===


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Dover (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. SFAS No. 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. It does not require a specific format for that financial statement but requires that an enterprise display an amount representing total comprehensive income for the period in that financial statement.

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

                            FFD Financial Corporation

             For the three months ended September 30, 1998 and 1997


    3.   Effects of Recent Accounting Pronouncements (continued)

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

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

    The definition of a derivative financial instrument is complex, but in general, it is an instrument with one or more underlyings, such as an interest rate or foreign exchange rate, that is applied to a notional amount, such as an amount of currency, to determine the settlement amount(s). It generally requires no significant initial investment and can be settled net or by delivery of an asset that is readily convertible to cash. SFAS No. 133 applies to derivatives embedded in other contracts, unless the underlying of the embedded derivative is clearly and closely related to the host contract.

    SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

                            FFD Financial Corporation

             For the three months ended September 30, 1998 and 1997


    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,346,489 for the three month period ended September 30, 1998. Weighted-average common shares deemed outstanding, which gives effect to 114,044 unallocated ESOP shares, totaled 1,337,119 for the three month period ended September 30, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,401,513 for the three month period ended September 30, 1998, and 1,370,106 for the three month period ended September 30, 1997.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to September 30,
1998

The Corporation's total assets at September 30, 1998, amounted to $98.9 million, a $7.9 million, or 8.7%, increase over the total at June 30, 1998. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $4.5 million and growth in deposits of $3.0 million.

Investment securities totaled $4.7 million at September 30, 1998, an increase of $1.0 million, or 28.0%, from the total at June 30, 1998, as purchases of securities totaling $1.5 million were partially offset by maturities of $500,000 during the period.

Mortgage-backed securities totaled $15.6 million at September 30, 1998, a $3.7 million, or 30.9%, increase from the total at June 30, 1998. This increase resulted primarily from purchases of $4.6 million, which were partially offset by principal repayments totaling $1.0 million.

Loans receivable and loans held for sale totaled $74.0 million at September 30, 1998, an increase of $3.0 million, or 4.2%, over the June 30, 1998 total. Loan disbursements during the period totaled $6.9 million, which were partially offset by principal repayments of $2.2 million and loans sold in the secondary market totaling $1.7 million. Loan disbursements during the three months ended September 30, 1998, increased by $868,000, or 14.4%, compared to the origination volume during the same period in 1997.

The allowance for loan losses totaled $270,000 at both September 30, 1998 and June 30, 1998, which represented .4% of total loans and 275.5% and 329.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $98,000 and $82,000 at September 30, 1998, and June 30, 1998, respectively. Although management believes that its allowance for loan losses at September 30, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $64.9 million at September 30, 1998, a $3.0 million, or 4.8%, increase over June 30, 1998. This increase resulted primarily from growth in deposits at the new branch office location, coupled with management's efforts to obtain moderate growth through advertising and pricing strategies.

FHLB advances totaled $17.0 million at September 30, 1998, an $4.5 million, or 35.9%, increase over June 30, 1998. Proceeds from the increase in borrowings were primarily used to partially fund growth in the loan and mortgage-backed securities portfolios.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 1998, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997

General

The Corporation's net earnings totaled $106,000 for the three months ended September 30, 1998, a decrease of $118,000, or 52.7%, from the net earnings of $224,000 recorded in the comparable period in 1997. The decrease in net earnings resulted primarily from a decrease of $46,000 in net interest income and an increase of $145,000 in general, administrative and other expenses, which were partially offset by an increase of $13,000 in other income and a decrease of $60,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $60,000, or 3.8%, to a total of $1.6 million for the three months ended September 30, 1998, compared to the three month period ended September 30, 1997. Interest income on loans increased by $228,000, or 20.9%, due primarily to a $15.3 million increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $22,000, or 8.5%, due primarily to a $1.2 million decrease in the average balance outstanding, coupled with a decrease in the yield earned on such securities. Interest income on investment securities and interest-bearing deposits decreased by $146,000, or 67.9%, due primarily to an approximate $8.5 million decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $60,000, or 8.7%, for the three months ended September 30, 1998, compared to the same period in 1997, due primarily to a $6.3 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $46,000, or 38.0%, due primarily to a $6.5 million increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $46,000, or 6.1%, for the three months ended September 30, 1998, compared to the same period in 1997. The interest rate spread amounted to approximately 2.32% for the three months ended September 30, 1998, compared to 2.31% for the comparable 1997 period, while the net interest margin decreased to approximately 3.02% in 1998, compared to 3.49% in 1997.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1998 and 1997 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three month periods ended September 30, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income totaled $25,000 for the three months ended September 30, 1998, an increase of $13,000 over the 1997 total. Other income consists primarily of fees generated from ATM transactions, late charges on loans, safety deposit box rentals and negotiable order of withdrawal ("NOW") account fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $145,000, or 34.1%, for the three months ended September 30, 1998, compared to the same period in 1997. The increase in general, administrative and other expense resulted primarily from an increase of $23,000, or 63.9%, in occupancy and equipment expense, as the Company opened a new branch office in New Philadelphia, Ohio in November 1997, an increase of $102,000, or 49.5%, in compensation expense as additional personnel were hired to staff the new branch coupled with an increase in stock benefit plan expense and an increase in Ohio franchise tax totaling $30,000, or 75.2%, as the Company's equity has increased.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $55,000 for the three months ended September 30, 1998, a decrease of $60,000, or 52.2%, from the same period in 1997. The decrease resulted primarily from a $178,000, or 52.5%, decrease in earnings before taxes. The effective tax rates were 34.2% and 33.9% for the three months ended September 30, 1998 and 1997, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank is addressing the potential problems associated with the possibility that the computers that control or operate the Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, management identified the operating systems that it considers critical to the on-going operations of the Savings Bank. The Savings Bank is working with companies that supply or service its information technology systems to remedy any year 2000 problems.

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system will be completed during the fourth calendar quarter of 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. The Savings Bank is scheduled to perform final customer testing, which is designed to test the Savings Bank's unique equipment configuration and communications link to the service provider before December 31, 1998.

The Savings Bank has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Savings Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue; however, the Savings Bank does not expect to incur significant expense to implement the necessary corrective measures. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

In addition to possible expense related to its own systems, the Savings Bank could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and the Savings Bank's primary market area is not significantly dependent upon one employer or industry, the Savings Bank does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  13,  1998,  the  Annual  Meeting  of  the   Corporation's
          Shareholders was held. Each of the four directors nominated were elected to terms expiring in 1998 by the following votes:

          Stephen G. Clinton         For:  1,204,767         Withheld:  7,400
          Robert R. Gerber           For:  1,208,967         Withheld:  3,200
          Richard J. Herzig          For:  1,207,667         Withheld:  4,500
          Enos L. Loader             For:  1,198,394         Withheld:  3,270

          One other matter was submitted to the shareholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 1999.

            For: 1,198,394                    Against: 10,648
            Abstain: 3,125                    Broker Non-votes: none


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibits:
             27.1: Financial data schedule for the three months ended September 30, 1998.

             27.2: Restated Financial data schedule for the three months ended September 30, 1997.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 12, 1998               By:  /s/Robert R. Gerber
     ------------------------                 -------------------------------
                                                Robert R. Gerber
                                                President and
                                                Principal Financial Officer




Date:    November 12, 1998               By:  /s/Charles A. Bradley
     ------------------------                 -------------------------------
                                                Charles A. Bradley
                                                Treasurer