Form 10QSB
period 1998-12-31
FFD FINANCIAL CORP/OH
filed 1999-02-16
CIK 1006177

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended             December 31, 1998
                               ---------------------------------------------

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

Yes   X                                                 No


As of February 12, 1999, the latest practicable date, 1,448,850 shares of the registrant's common stock, without par value, were issued and outstanding.









                               Page 1 of 18 pages

                                      INDEX

                                                                          Page

PART I  - FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Comprehensive Income                     5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          8

          Management's Discussion and Analysis of
          Financial Condition and Results of
          Operations                                                         11


PART II - OTHER INFORMATION                                                  17

SIGNATURES                                                                   18


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                         December 31,            June 30,
         ASSETS                                                                  1998                1998
Cash and due from banks                                                      $    971             $ 1,026
Interest-bearing deposits in other financial institutions                       4,043                 607
                                                                              -------              ------
         Cash and cash equivalents                                              5,014               1,633

Investment securities available for sale - at market                              216               2,655
Investment securities - at amortized cost, approximate
  market value of $993 as of June 30, 1998                                         -                  977
Mortgage-backed securities available for sale - at market                      15,578               5,935
Mortgage-backed  securities - at  amortized  cost,  approximate market value of $5,310 and $6,073 as of December 31,
  1998 and June 30, 1998                                                        5,155               5,960
Loans receivable - net                                                         78,434              70,990
Office premises and equipment - at depreciated cost                             1,409               1,383
Federal Home Loan Bank stock - at cost                                          1,118                 933
Accrued interest receivable                                                       244                 279
Prepaid expenses and other assets                                                  60                 221
Prepaid federal income taxes                                                      244                  -
                                                                              -------              ------

         Total assets                                                        $107,472             $90,966
                                                                              =======              ======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                     $ 67,780             $61,956
Securities sold under agreements to repurchase                                    435                  -
Advances from the Federal Home Loan Bank                                       22,018              12,519
Other borrowed money                                                              300                  -
Accrued interest payable                                                          126                  94
Other liabilities                                                                 214                 258
Accrued federal income taxes                                                       -                  197
Deferred federal income taxes                                                     280                 117
                                                                              -------              ------
         Total liabilities                                                     91,153              75,141

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                        -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                          -                   -
  Additional paid-in capital                                                    7,850               7,705
  Retained earnings - restricted                                                9,565               9,536
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                    198                 140
  Shares acquired by stock benefit plans                                       (1,219)             (1,411)
  Less 6,000 and 9,400 shares of treasury stock - at cost                         (75)               (145)
                                                                              -------              ------
         Total shareholders' equity                                            16,319              15,825
                                                                              -------              ------

         Total liabilities and shareholders' equity                          $107,472             $90,966
                                                                              =======              ======


                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                For the six months            For the three months
                                                                 ended December 31,             ended December 31,
                                                                 1998         1997              1998         1997
Interest income
  Loans                                                        $2,677       $2,260            $1,359       $1,170
  Mortgage-backed securities                                      517          510               279          250
  Investment securities, interest-bearing
    deposits and other                                            128          377                59          162
                                                                -----        -----             -----        -----
         Total interest income                                  3,322        3,147             1,697        1,582

Interest expense
  Deposits                                                      1,507        1,394               755          702
  Borrowings                                                      391          265               224          144
                                                                -----        -----             -----        -----
         Total interest expense                                 1,898        1,659               979          846
                                                                -----        -----             -----        -----

         Net interest income                                    1,424        1,488               718          736

Other income
  Gain on sale of loans                                            43           -                 43           -
  Other operating                                                  74           35                49           23
                                                                -----        -----             -----        -----
         Total other income                                       117           35                92           23

General, administrative and other expense
  Employee compensation and benefits                              623          471               315          265
  Occupancy and equipment                                         115           85                56           49
  Federal deposit insurance premiums                               18           18                 9            6
  Franchise taxes                                                 134           73                64           33
  Data processing                                                  88           62                45           30
  Other operating                                                 196          227               115          128
                                                                -----        -----             -----        -----
         Total general, administrative and other expense        1,174          936               604          511
                                                                -----        -----             -----        -----

         Earnings before income taxes                             367          587               206          248

Federal income taxes
  Current                                                         (12)          42                57           55
  Deferred                                                        133          157                 9           29
                                                                -----        -----             -----        -----
         Total federal income taxes                               121          199                66           84
                                                                -----        -----             -----        -----

         NET EARNINGS                                          $  246       $  388            $  140       $  164
                                                                =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                 $.18         $.29              $.10         $.12
                                                                  ===          ===               ===          ===

           Diluted                                               $.18         $.28              $.10         $.12
                                                                  ===          ===               ===          ===


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                          For the six months             For the three months
                                                           ended December 31,              ended December 31,
                                                          1998           1997            1998           1997
Net earnings                                              $246           $388            $140           $164

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                       58            407             (10)           375
                                                           ---            ---             ---            ---

Comprehensive income                                      $304           $795            $130           $539
                                                           ===            ===             ===            ===



                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                 1998              1997
Cash flows from operating activities:
  Net earnings for the period                                                 $   246           $   388
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                             18                14
    Amortization of deferred loan origination fees                                (40)              (32)
    Depreciation and amortization                                                  66                45
    Amortization expense of stock benefit plans                                   375               290
    Gain on sale of loans                                                          (6)               -
    Proceeds from sale of loans                                                 4,633                -
    Loans originated for sale in the secondary market                          (4,627)               -
    Federal Home Loan Bank stock dividends                                        (34)              (24)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                  35                 2
      Prepaid expenses and other assets                                           161                40
      Accrued interest payable                                                     32                18
      Other liabilities                                                           (44)              (32)
      Federal income taxes
        Current                                                                  (441)              (62)
        Deferred                                                                  133               157
                                                                               ------            ------
         Net cash provided by operating activities                                507               804

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                               4,975            12,429
  Proceeds from sale of investment securities designated as
    available for sale                                                             -              6,430
  Purchase of investment securities                                            (1,500)           (9,925)
  Purchase of mortgage-backed securities                                       (9,633)               -
  Principal repayments on mortgage-backed securities                              806             1,056
  Loan principal repayments                                                     5,955             5,240
  Loan disbursements                                                          (13,359)          (13,901)
  Purchase of stock in Federal Home Loan Bank                                    (151)               -
  Purchase of office premises and equipment                                       (92)             (520)
                                                                               ------            ------
         Net cash provided by (used in) investing activities                  (12,999)              809

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                              5,824             1,679
  Proceeds from securities sold under agreements to repurchase                    435                -
  Proceeds from Federal Home Loan Bank advances                                 9,500             1,950
  Repayment of Federal Home Loan Bank advances                                     (1)             (301)
  Proceeds from other borrowed money                                              300                -
  Proceeds from exercise of stock options                                          32                -
  Purchase of treasury shares                                                      -               (154)
  Dividends on common stock                                                      (217)             (186)
                                                                               ------            ------
         Net cash provided by financing activities                             15,873             2,988
                                                                               ------            ------

Net increase in cash and cash equivalents                                       3,381             4,601

Cash and cash equivalents at beginning of period                                1,633             4,080
                                                                               ------            ------

Cash and cash equivalents at end of period                                    $ 5,014           $ 8,681
                                                                               ======            ======


                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                               1998              1997
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                     $  434            $  148
                                                                              =====             =====

    Interest on deposits and borrowings                                      $1,866            $1,641
                                                                              =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                         $   58            $  407
                                                                              =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                        $   37            $   -
                                                                              =====             =====



                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1998 and 1997


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 1998, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                            FFD Financial Corporation

              For the three months ended December 31, 1998 and 1997


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

                            FFD Financial Corporation

              For the three months ended December 31, 1998 and 1997


    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,346,965 and 1,347,441 for the six and three month periods ended December 31, 1998. Weighted-average common shares deemed outstanding, which gives effect to 114,044 unallocated ESOP shares, totaled 1,333,913 and 1,330,706 for the six and three month periods ended December 31, 1997.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,394,981 and 1,388,912 for the six three month periods ended December 31, 1998, and 1,362,089 and 1,364,056 for the six and three month periods ended December 31, 1997.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to December 31,
1998

The Corporation's total assets at December 31, 1998, amounted to $107.5 million, a $16.5 million, or 18.1%, increase over the total at June 30, 1998. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $9.5 million and growth in deposits of $5.8 million.

Investment securities totaled $216,000 at December 31, 1998, a decrease of $3.4 million, or 94.1%, from the total at June 30, 1998, as purchases of securities totaling $1.5 million were partially offset by maturities of $5.0 million during the period.

Mortgage-backed securities totaled $20.7 million at December 31, 1998, an $8.8 million, or 74.3%, increase over the total at June 30, 1998. This increase resulted primarily from purchases of $9.6 million, which were partially offset by principal repayments totaling $806,000. Purchases of mortgage-backed securities during the period were comprised of long-term, variable rate certificates yielding approximately 6.00%, which were funded by Federal Home Loan Bank advances with a weighted-average cost of approximately 4.82%.

Loans receivable totaled $78.4 million at December 31, 1998, an increase of $7.4 million, or 10.5%, over the June 30, 1998 total. Loan disbursements during the period totaled $18.0 million, which were partially offset by principal repayments of $6.0 million and loans sold in the secondary market totaling $4.6 million. Loan disbursements during the three months ended December 31, 1998, increased by $4.1 million, or 29.4%, compared to the origination volume during the same period in 1997.

The allowance for loan losses totaled $269,000 and $270,000 at December 31, 1998 and June 30, 1998, which represented .4% and .3% of total loans and 289.2% and 329.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $93,000 and $82,000 at December 31, 1998, and June 30, 1998, respectively. Although management believes that its allowance for loan losses at December 31, 1998, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $67.8 million at December 31, 1998, a $5.8 million, or 9.4%, increase over June 30, 1998. This increase resulted primarily from growth in deposits at the new branch office location in New Philadelphia, Ohio, coupled with management's efforts to obtain moderate growth through advertising and pricing strategies. Proceeds from deposit growth were used to fund new loan originations during the period.

FHLB advances totaled $22.0 million at December 31, 1998, a $9.5 million, or 75.9%, increase over June 30, 1998. Proceeds from the increase in borrowings were primarily used to fund purchases of mortgage-backed securities, as well as to originate loans.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 1998, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997

General

The Corporation's net earnings totaled $246,000 for the six months ended December 31, 1998, a decrease of $142,000, or 36.6%, from the net earnings of $388,000 recorded in the comparable period in 1997. The decrease in net earnings resulted primarily from a decrease of $64,000 in net interest income and an increase of $238,000 in general, administrative and other expenses, which were partially offset by an increase of $82,000 in other income and a decrease of $78,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $175,000, or 5.6%, to a total of $3.3 million for the six months ended December 31, 1998, compared to the six month period ended December 31, 1997. Interest income on loans increased by $417,000, or 18.5%, due primarily to a $15.0 million increase in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $7,000, or 1.4%, due primarily to an increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $249,000, or 66.0%, due primarily to a decrease of approximately $7.4 million in the related investment balance, coupled with a decrease in the yield earned on such investments.

Interest expense on deposits increased by $113,000, or 8.1%, for the six months ended December 31, 1998, compared to the same period in 1997, due primarily to a $7.2 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $126,000, or 47.5%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $64,000, or 4.3%, for the six months ended December 31, 1998, compared to the same period in 1997. The interest rate spread was approximately 2.31% for the six months ended December 31, 1998, compared to 2.24% for the comparable 1997 period, while the net interest margin increased to approximately 3.46% in 1998, compared to 3.41% in 1997.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1998 and 1997 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the six month periods ended December 31, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $117,000 for the six months ended December 31, 1998, an increase of $82,000 over the 1997 total. Other income consists primarily of fees generated from ATM transactions, late charges on loans, safety deposit box rentals and negotiable order of withdrawal ("NOW") account fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $238,000, or 25.4%, for the six months ended December 31, 1998, compared to the same period in 1997. The increase in general, administrative and other expense resulted primarily from an increase of $152,000, or 32.3%, in compensation expense as additional personnel were hired to staff the New Philadelphia branch coupled with an increase in stock benefit plan expense, an increase of $30,000, or 35.3%, in occupancy and equipment expense, primarily related to the New Philadelphia branch and an increase in Ohio franchise tax totaling $61,000, or 83.6%, due to an increase in the Company's equity.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $121,000 for the six months ended December 31, 1998, a decrease of $78,000, or 39.2%, from the same period in 1997. The decrease resulted primarily from a $220,000, or 37.5%, decrease in earnings before taxes. The effective tax rates were 33.0% and 33.9% for the six months ended December 31, 1998 and 1997, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997

General

The Corporation's net earnings totaled $140,000 for the three months ended December 31, 1998, a decrease of $24,000, or 14.6%, from the net earnings of $164,000 recorded in the comparable period in 1997. The decrease in net earnings resulted primarily from a decrease of $18,000 in net interest income and an increase of $93,000 in general, administrative and other expenses, which were partially offset by an increase of $69,000 in other income and a decrease of $18,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $115,000, or 7.3%, to a total of $1.7 million for the three months ended December 31, 1998, compared to the three month period ended December 31, 1997. Interest income on loans increased by $189,000, or 16.2%, due primarily to an increase of approximately $14.7 million in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $29,000, or 11.6%, due primarily to an increase in the average balance outstanding, coupled with a decrease in the yield earned on such securities. Interest income on investment securities and interest-bearing deposits decreased by $103,000, or 63.6%, due primarily to a decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $53,000, or 7.5%, for the three months ended December 31, 1998, compared to the same period in 1997, due primarily to an approximate $8.3 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $80,000, or 55.6%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $18,000, or 2.4%, for the three months ended December 31, 1998, compared to the same period in 1997.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1998 and 1997 (continued)

Provision for Losses on Loans

Based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three month periods ended December 31, 1998 and 1997. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Operating Income

Other operating income totaled $92,000 for the three months ended December 31, 1998, an increase of $69,000 over the 1997 total. The increase was due primarily to a $43,000 gain on sale of loans in the 1998 six month period, coupled with a $26,000, or 113.0%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $93,000, or 18.2%, for the three months ended December 31, 1998, compared to the same period in 1997. The increase in general, administrative and other expense resulted primarily from an increase of $50,000, or 18.9%, in compensation expense as additional personnel were hired to staff the New Philadelphia branch coupled with an increase in stock benefit plan expense, an increase of $7,000, or 14.3%, in occupancy and equipment expense, for the New Philadelphia branch and an increase in Ohio franchise tax totaling $31,000, or 93.9%, as the Company's equity has increased.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $66,000 for the three months ended December 31, 1998, a decrease of $18,000, or 21.4%, from the same period in 1997. The decrease resulted primarily from a $42,000, or 16.9%, decrease in earnings before taxes. The effective tax rates were 32.0% and 33.9% for the three months ended December 31, 1998 and 1997, respectively.

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

Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system that is performed by a third party service provider, Intrieve, Inc. The service provider is converting its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system was completed during the fourth calendar quarter of 1998. The service provider successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. The Savings Bank performed final customer testing, which was designed to test the Savings Bank's unique equipment configuration and communications link to the service provider during November 1998.

The Savings Bank has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of the service provider's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that the service provider's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Savings Bank has the ability to process transactions manually, if necessary. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Savings Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue; however, the Savings Bank does not expect to incur significant expense to implement the necessary corrective measures. The Savings Bank has expended less than $10,000 through December 31, 1998 in connection with its year 2000 compliance program. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

         None.


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:                None.

         Exhibits 27:                        Financial data schedule for the six
                                             months ended December 31, 1998.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 1999           By:  /s/Robert R. Gerber
      -------------------------           ------------------------------
                                            Robert R. Gerber
                                            President and
                                            Principal Financial Officer




Date:    February 12, 1999           By:  /s/Charles A. Bradley
      -------------------------           ------------------------------
                                            Charles A. Bradley
                                            Treasurer