Form 10QSB
period 1999-03-31
FFD FINANCIAL CORP/OH
filed 1999-05-14
CIK 1006177

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 1999
                               ---------------------------------------------

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

Yes   X                                              No


As of May 10, 1999, the latest practicable date, 1,450,633 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                1999                1998
Cash and due from banks                                                                    $  1,151             $ 1,026
Interest-bearing deposits in other financial institutions                                     4,857                 607
                                                                                            -------              ------
         Cash and cash equivalents                                                            6,008               1,633

Investment securities available for sale - at market                                            195               2,655
Investment securities held to maturity - at amortized cost, approximate
  market value of $993 as of June 30, 1998                                                       -                  977
Mortgage-backed securities available for sale - at market                                    13,924               5,935
Mortgage-backed  securities  held to maturity - at amortized  cost,  approximate market value of $5,041 and $6,073 as of
  March 31, 1999 and June 30, 1998, respectively                                              4,996               5,960
Loans receivable - net                                                                       82,018              70,990
Office premises and equipment - at depreciated cost                                           1,383               1,383
Federal Home Loan Bank stock - at cost                                                        1,171                 933
Accrued interest receivable                                                                     263                 279
Prepaid expenses and other assets                                                               206                 221
Prepaid federal income taxes                                                                    152                  -
                                                                                            -------              ------

         Total assets                                                                      $110,316             $90,966
                                                                                            =======              ======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 69,385             $61,956
Securities sold under agreements to repurchase                                                  724                  -
Advances from the Federal Home Loan Bank                                                     23,011              12,519
Accrued interest payable                                                                        143                  94
Other liabilities                                                                               554                 258
Accrued federal income taxes                                                                     -                  197
Deferred federal income taxes                                                                   206                 117
                                                                                            -------              ------
         Total liabilities                                                                   94,023              75,141

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,857               7,705
  Retained earnings - restricted                                                              9,645               9,536
  Unrealized gains on securities designated as available for sale,
    net of related tax effects                                                                   73                 140
  Shares acquired by stock benefit plans                                                     (1,207)             (1,411)
  Less 5,900 and 9,400 shares of treasury stock at March 31, 1999
    and June 30, 1998, respectively - at cost                                                   (75)               (145)
                                                                                            -------              ------
         Total shareholders' equity                                                          16,293              15,825
                                                                                            -------              ------

         Total liabilities and shareholders' equity                                        $110,316             $90,966
                                                                                            =======              ======



                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                         For the nine months         For the three months
                                                                           ended March 31,              ended March 31,
                                                                         1999         1998            1999         1998
Interest income
  Loans                                                                $4,090       $3,489          $1,413       $1,229
  Mortgage-backed securities                                              809          764             292          254
  Investment securities, interest-bearing
    deposits and other                                                    192          574              64          197
                                                                        -----        -----           -----        -----
         Total interest income                                          5,091        4,827           1,769        1,680

Interest expense
  Deposits                                                              2,237        2,081             730          687
  Borrowings                                                              678          475             287          210
                                                                        -----        -----           -----        -----
         Total interest expense                                         2,915        2,556           1,017          897
                                                                        -----        -----           -----        -----

         Net interest income                                            2,176        2,271             752          783

Other income
  Gain on sale of loans                                                    89           -               21           -
  Other operating                                                          86           56              37           21
                                                                        -----        -----           -----        -----
         Total other income                                               175           56              58           21

General, administrative and other expense
  Employee compensation and benefits                                      855          753             278          282
  Occupancy and equipment                                                 177          138              62           53
  Federal deposit insurance premiums                                       28           25              10            7
  Franchise taxes                                                         198          143              64           70
  Data processing                                                         139          104              51           42
  Other operating                                                         349          328             107          101
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,746        1,491             572          555
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     605          836             238          249

Federal income taxes
  Current                                                                  79          292              91          250
  Deferred                                                                123           (9)            (10)        (166)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       202          283              81           84
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  403       $  553          $  157       $  165
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.30         $.41            $.12         $.12
                                                                          ===          ===             ===          ===

           Diluted                                                       $.29         $.40            $.11         $.12
                                                                          ===          ===             ===          ===



                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the nine months           For the three months
                                                                         ended March 31,               ended March 31,
                                                                     1999           1998            1999           1998
Net earnings                                                         $403           $553            $157           $165

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                 (67)           413            (125)             6
                                                                      ---            ---             ---            ---

Comprehensive income                                                 $336           $966            $ 32           $171
                                                                      ===            ===             ===            ===


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                 $   403           $   553
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                             28                24
    Amortization of deferred loan origination fees                                (61)              (61)
    Depreciation and amortization                                                  96                78
    Amortization expense of stock benefit plans                                   394               297
    Gain on sale of loans                                                         (38)               -
    Proceeds from sale of loans                                                 6,361                -
    Loans originated for sale in the secondary market                          (6,323)               -
    Federal Home Loan Bank stock dividends                                        (54)              (39)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                 (32)               29
      Prepaid expenses and other assets                                            15               (73)
      Accrued interest payable                                                     49                31
      Other liabilities                                                           296               (90)
      Federal income taxes
        Current                                                                  (349)             (437)
        Deferred                                                                  123                (9)
                                                                               ------            ------
         Net cash provided by operating activities                                908               303

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                               4,975            12,929
  Proceeds from sale of investment securities                                      -              6,430
  Purchase of investment securities                                            (1,500)           (9,925)
  Purchase of mortgage-backed securities                                      (11,633)           (1,996)
  Principal repayments on mortgage-backed securities                            4,441             2,161
  Purchase of stock in Federal Home Loan Bank                                    (184)             (236)
  Loan principal repayments                                                    10,893            10,045
  Loan disbursements                                                          (21,812)          (21,845)
  Purchase of office premises and equipment                                       (96)             (622)
                                                                               ------            ------
         Net cash used in investing activities                                (14,916)           (3,059)
                                                                               ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                              (14,008)           (2,756)
                                                                               ------            ------



                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 1999              1998
         Net cash used in operating and investing
           activities (subtotal brought forward)                                             $(14,008)          $(2,756)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              7,429             3,535
  Proceeds from securities sold under agreements to repurchase                                    724                -
  Proceeds from Federal Home Loan Bank advances                                                10,500            11,950
  Repayment of Federal Home Loan Bank advances                                                     (8)           (3,912)
  Proceeds from other borrowed money                                                              300                -
  Repayment of other borrowed money                                                              (300)               -
  Proceeds from exercise of stock options                                                          32                 8
  Purchase of treasury shares                                                                      -               (154)
  Dividends on common shares                                                                     (294)             (295)
                                                                                              -------            ------
         Net cash provided by financing activities                                             18,383            11,132
                                                                                              -------            ------

Net increase in cash and cash equivalents                                                       4,375             8,376

Cash and cash equivalents at beginning of period                                                1,633             4,080
                                                                                              -------            ------

Cash and cash equivalents at end of period                                                   $  6,008           $12,456
                                                                                              =======            ======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                     $    434           $   625
                                                                                              =======            ======

    Interest on deposits and borrowings                                                      $  2,866           $ 2,525
                                                                                              =======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                         $    (67)          $   413
                                                                                              =======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $     51           $    -
                                                                                              =======            ======


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1998. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

    SFAS No. 130 requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital. SFAS No. 130 is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management adopted SFAS No. 130 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

                            FFD Financial Corporation

           For the nine and three months ended March 31, 1999 and 1998


    3.   Effects of Recent Accounting Pronouncements (continued)

    In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 significantly changes the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about reportable segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 uses a "management approach" to disclose financial and descriptive information about the way that management organizes the segments within the enterprise for making operating decisions and assessing performance. For many enterprises, the management approach will likely result in more segments being reported. In addition, SFAS No. 131 requires significantly more information to be disclosed for each reportable segment than is presently being reported in annual financial statements and also requires that selected information be reported in interim financial statements. SFAS No. 131 is effective for fiscal years beginning after December 15, 1997. Management adopted SFAS No. 131 effective July 1, 1998, as required, without material impact on the Corporation's financial statements.

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

                            FFD Financial Corporation

           For the nine and three months ended March 31, 1999 and 1998


    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 85,744 unallocated ESOP shares, totaled 1,352,195 and 1,363,006 for the nine and three month periods ended March 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,337,910 and 1,346,082 for the nine and three month periods ended March 31, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,395,392 and 1,394,389 for the nine and three month periods ended March 31, 1999, and 1,370,258 and 1,384,888 for the nine and three month periods ended March 31, 1998. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 43,197 and 31,383 for the nine and three month periods ended March 31, 1999, and 32,348 and 38,806 for the nine and three month periods ended March 31, 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1998 to March 31, 1999

The Corporation's total assets at March 31, 1999, amounted to $110.3 million, a $19.4 million, or 21.3%, increase over the total at June 30, 1998. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $10.5 million and growth in deposits of $7.4 million.

Investment securities totaled $195,000 at March 31, 1999, a decrease of $3.4 million, or 94.6%, from the total at June 30, 1998, as maturities of $5.0 million during the period were partially offset by purchases of securities totaling $1.5 million.

Mortgage-backed securities totaled $18.9 million at March 31, 1999, a $7.0 million, or 59.1%, increase over the total at June 30, 1998. This increase resulted primarily from purchases of $11.6 million, which were partially offset by principal repayments totaling $4.4 million. Purchases of mortgage-backed securities during the period were comprised of long-term, variable rate certificates yielding approximately 6.00%, which were funded by Federal Home Loan Bank advances with a weighted-average cost of approximately 4.82%.

Loans receivable totaled $82.0 million at March 31, 1999, an increase of $11.0 million, or 15.5%, over the June 30, 1998 total. Loan disbursements during the period totaled $28.1 million, which were partially offset by principal repayments of $10.9 million and loans sold in the secondary market totaling $6.3 million. Loan disbursements during the nine months ended March 31, 1999, increased by $6.3 million, or 28.8%, compared to the origination volume during the same period in 1998, comprised primarily of loans originated for sale, which totaled $6.3 million for the nine month period ended March 31, 1999.

The allowance for loan losses totaled $269,000 and $270,000 at March 31, 1999 and June 30, 1998, which represented .33% and .38% of total loans and 527.5% and 329.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $51,000 and $82,000 at March 31, 1999, and June 30, 1998,
respectively. Although management believes that its allowance for loan losses at March 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $69.4 million at March 31, 1999, a $7.4 million, or 12.0%, increase over total deposits at June 30, 1998. This increase resulted primarily from growth in deposits at the new branch office location in New Philadelphia, Ohio, coupled with management's efforts to obtain moderate growth through advertising and pricing strategies. Proceeds from deposit growth were used primarily to fund new loan originations during the period.

FHLB advances totaled $23.0 million at March 31, 1999, a $10.5 million, or 83.8%, increase over June 30, 1998. Proceeds from the increase in borrowings were primarily used to fund purchases of mortgage-backed securities.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 1999, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998

General

The Corporation's net earnings totaled $403,000 for the nine months ended March 31, 1999, a decrease of $150,000, or 27.1%, from the net earnings of $553,000 recorded in the comparable period in 1998. The decrease in net earnings resulted primarily from a decrease of $95,000 in net interest income and an increase of $255,000 in general, administrative and other expenses, which were partially offset by an increase of $119,000 in other income and a decrease of $81,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $264,000, or 5.5%, to a total of $5.1 million for the nine months ended March 31, 1999, compared to the nine month period ended March 31, 1998. Interest income on loans increased by $601,000, or 17.2%, due primarily to a $14.8 million, or 24.0%, increase in the average loan portfolio balance outstanding, which was partially offset by a decline in the weighted-average yield. Interest income on mortgage-backed securities increased by $45,000, or 5.9%, due primarily to an increase in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $382,000, or 66.6%, due primarily to a decrease of approximately $3.4 million in the average balance outstanding, coupled with a decrease in the yield earned on such investments.

Interest expense on deposits increased by $156,000, or 7.5%, for the nine months ended March 31, 1999, compared to the same period in 1998, due primarily to an approximate $7.6 million, or 12.9%, increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $203,000, or 42.7%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $95,000, or 4.2%, for the nine months ended March 31, 1999, compared to the same period in 1998. The interest rate spread was approximately 2.30% for the nine months ended March 31, 1999, compared to 2.23% for the comparable 1998 period, while the net interest margin decreased to approximately 2.94% in 1999, compared to 3.30% in 1998.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 1999 and 1998 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for losses on loans to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of the Savings Bank's loan portfolio. As a result of such analysis, management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the nine month periods ended March 31, 1999 and 1998. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $175,000 for the nine months ended March 31, 1999, an increase of $119,000 over the 1998 total. The increase was due primarily to gains on sale of loans totaling $89,000 during the fiscal 1999 period, coupled with a $30,000, or 53.6%, increase in other operating income. Other operating income consists primarily of fees generated from ATM transactions, late charges on loans, safety deposit box rentals and negotiable order of withdrawal ("NOW") account fees.

General, Administrative and Other Expense

General, administrative and other expense increased by $255,000, or 17.1%, for the nine months ended March 31, 1999, compared to the same period in 1998. The increase in general, administrative and other expense resulted primarily from an increase of $102,000, or 13.5%, in compensation expense as additional personnel were hired to staff the New Philadelphia branch, coupled with an increase in stock benefit plan expense, an increase of $39,000, or 28.3%, in occupancy and equipment expense, primarily related to the New Philadelphia branch and an increase in Ohio franchise tax totaling $55,000, or 38.5%, year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $202,000 for the nine months ended March 31, 1999, a decrease of $81,000, or 28.6%, from the same period in 1998. The decrease resulted primarily from a $231,000, or 27.6%, decrease in earnings before taxes. The effective tax rates were 33.4% and 33.9% for the nine months ended March 31, 1999 and 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998

General

The Corporation's net earnings totaled $157,000 for the three months ended March 31, 1999, a decrease of $8,000, or 4.8%, from the net earnings of $165,000 recorded in the comparable period in 1998. The decrease in net earnings resulted primarily from a decrease of $31,000 in net interest income and an increase of $17,000 in general, administrative and other expenses, which were offset by an increase of $37,000 in other income and a decrease of $3,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $89,000, or 5.3%, to a total of $1.8 million for the three months ended March 31, 1999, compared to the three month period ended March 31, 1998. Interest income on loans increased by $184,000, or 15.0%, due primarily to an increase of approximately $14.4 million in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $38,000, or 15.0%, due primarily to an increase in the average balance outstanding, coupled with a decrease in the yield earned on such securities. Interest income on investment securities and interest-bearing deposits decreased by $133,000, or 67.5%, due primarily to a decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $43,000, or 6.3%, for the three months ended March 31, 1999, compared to the same period in 1998, due primarily to an approximate $8.9 million increase in the average deposit portfolio balance outstanding.

Interest expense on borrowings increased by $77,000, or 36.7%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $31,000, or 4.0%, for the three months ended March 31, 1999, compared to the same period in 1998.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 1999 and 1998 (continued)

Provision for Losses on Loans

Management concluded that the allowance for loan losses was adequate and therefore did not record a provision for losses on loans during the three month periods ended March 31, 1999 and 1998. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $58,000 for the three months ended March 31, 1999, an increase of $37,000 over the 1998 total. The increase was due primarily to a $21,000 gain on sale of loans in the 1999 three month period, coupled with a $16,000, or 76.2%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense increased by $17,000, or 3.1%, for the three months ended March 31, 1999, compared to the same period in 1998. The increase in general, administrative and other expense resulted primarily from an increase of $9,000, or 17.0%, in occupancy and equipment expense due to additional depreciation related to newly purchased office premises and equipment and pro-rata increases in other expenses due to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $81,000 for the three months ended March 31, 1999, a decrease of $3,000, or 3.6%, from the same period in 1998. The decrease resulted primarily from an $11,000, or 4.4%, decrease in earnings before taxes. The effective tax rates were 34.0% and 33.7% for the three months ended March 31, 1999 and 1998, respectively.


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

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters (continued)

As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, management identified the operating systems that it considers critical to the on-going operations of the Savings Bank. Of the systems that the Savings Bank identified as mission-critical, the most significant is the on-line core account processing system performed by a third party service provider, Intrieve, Inc. ("Intrieve"). Intrieve has converted its hardware to a new Year 2000 compliant system. The Savings Bank's conversion to this new system was completed during the fourth calendar quarter of 1998. Intrieve successfully performed Year 2000 proxy testing with several of its larger users during early October 1998. The Savings Bank performed final testing of its unique equipment configuration and communications link to Intrieve during November 1998.

The Savings Bank has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of Intrieve's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote; however, a more likely scenario is that Intrieve's system will be down for several days or weeks upon arrival of Year 2000. The plan, therefore, primarily addresses action to deal with the latter possibility rather than with a catastrophic event. The Savings Bank has the ability to process transactions manually, if necessary. The Savings Bank does not consider contingency planning to be a static process; therefore, the plan will be amended to address a catastrophic event if testing results indicate greater concern.

Management of the Savings Bank has developed an estimate of expenses that are reasonably likely to be incurred by the Savings Bank in connection with this issue; however, the Savings Bank does not expect to incur significant expense to implement the necessary corrective measures. The Savings Bank has expended less than $10,000 through March 31, 1999, in connection with its year 2000 compliance program. No assurance can be given, however, that significant expense will not be incurred in future periods. In the event that the Savings Bank is ultimately required to purchase replacement computer systems, programs and equipment, or incur substantial expense to make the Savings Bank's current systems, programs and equipment Year 2000 compliant, the Savings Bank's net earnings and financial condition could be adversely affected.

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

         None.


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibits 27:                   Financial data schedule for the nine
                                        months ended March 31, 1999.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:       May 14, 1999                     By:  /s/Robert R. Gerber
       ------------------------------             -----------------------------
                                                    Robert R. Gerber
                                                    President and
                                                    Principal Financial Officer




Date:       May 14, 1999                     By:  /s/Charles A. Bradley
       ------------------------------             -----------------------------
                                                    Charles A. Bradley
                                                    Treasurer