Form 10KSB40
period 1999-06-30
FFD FINANCIAL CORP/OH
filed 1999-09-28
CIK 1006177

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the fiscal Year Ended June 30, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ________________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
            ---------------------------------------------------------
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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The issuer's revenues for the fiscal year ended June 30, 1999, were $7.3 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $3.6 million on September 24, 1999.

         1,453,416 of the registrant's common shares were issued and outstanding on September 24, 1999.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 1999. Part III of Form 10-KSB - Portions of the Proxy Statement for 1999 Annual Meeting of Shareholders.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

GENERAL

         FFD Financial Corporation ("FFD") is a unitary savings and loan holding company organized under Ohio law in November 1995 which owns all of the issued and outstanding common shares of First Federal Savings Bank of Dover ("First Federal"), a federal savings bank chartered under the laws of the United States. On April 2, 1996, FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank (the "Conversion").

         First Federal has conducted business in Tuscarawas County since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter, at which time the present name was adopted.

         As a savings and loan holding company, FFD is subject to regulation and examination by the Office of Thrift Supervision (the "OTS"). As a federal savings bank, First Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC") and is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati. The deposits of First Federal are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

         First Federal is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Tuscarawas County, Ohio. First Federal also originates construction loans, commercial loans and loans secured by multifamily real estate (over four units), nonresidential real estate and land. The origination of consumer loans constitutes a small part of the lending activity of First Federal. Loan funds are obtained primarily from savings deposits and loan repayments. In addition, advances from the Federal Home Loan Bank (the "FHLB") of Cincinnati are utilized from time to time when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

         Interest on loans, mortgage-backed securities and investments is First Federal's primary source of income. First Federal's principal expense is interest paid on deposit accounts. Operating results are dependent to a significant degree on the net interest income of First Federal, which is the difference between interest earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. Like most thrift institutions, First Federal's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

LENDING ACTIVITIES

         GENERAL. First Federal's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in First Federal's primary market area. Loans secured by multifamily properties containing five units or more and nonresidential properties are also offered by First Federal. First Federal also originates commercial loans for businesses located in its primary market area and issues letters of credit for commercial, business or agricultural purposes, other than loans secured by real estate.

         LOAN PORTFOLIO COMPOSITION. The following table presents certain information with respect to the composition of First Federal's loan portfolio at the dates indicated:


                                                               At June 30,
                                    -------------------------------------------------------
                                                1999              1998              1997
                                    ------------------------ ---------------- -------------
                                             Percent            Percent           Percent
                                             of total           of total          of total
                                    Amount    loans     Amount   loans    Amount   loans
                                    -------   -----    -------   -----    -------  -----
                                                   (Dollars in thousands)
  One- to four-family               $63,182    71.5%   $62,010    85.4%   $52,842   92.3%
  Multifamily                           721     0.8      1,058     1.4      1,158    2.0
  Construction                        1,921     2.2      1,572     2.2      1,474    2.6
  Nonresidential, commercial and
    land                             18,652    21.1      6,722     9.3      1,192    2.1
  Consumer                            3,912     4.4      1,263     1.7        583    1.0
                                    -------   -----    -------   -----    -------  -----

     Total loans                     88,388   100.0%    72,625   100.0%    57,249  100.0%
                                              =====              =====             =====

  Less:
  Undisbursed portion of loans in
    process                           1,560              1,079              1,185
  Deferred loan origination fees        142                286                290
  Allowance for losses on loans         269                270                270
                                    -------           --------          ---------

     Loans receivable, net          $86,417           $ 70,990          $  55,504
                                    =======           ========          =========


         LOAN MATURITY SCHEDULE. The following table sets forth certain information as of June 30, 1999, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.



                              Due during the year ending       Due 4-5   Due 6-10  Due 11-15   Due 15 or
                                        June 30,                years      years     years    more years
                              ---------------------------       after      after     after      after
                               2000       2001       2002      6/30/99    6/30/99   6/30/99    6/30/99     Total
                               ----       ----       ----      -------    -------   -------    -------     -----
                                                                      (In thousands)

Residential real estate(1)   $  1,393   $     12   $     91   $    586   $  4,542   $ 17,799   $ 41,401   $ 65,824
Nonresidential and land         1,229      1,166        380      1,613      3,434      5,892      4,938     18,652
Consumer loans                    244        111        329      1,869        863        496         --      3,912
                             --------   --------   --------   --------   --------   --------   --------   --------
   Total loans               $  2,866   $  1,289   $    800   $  4,068   $  8,839   $ 24,187   $ 46,339   $ 88,388
                             ========   ========   ========   ========   ========   ========   ========   ========

----------------------

(1) Includes one- to four-family, multifamily and construction loans.


         The following table sets forth the dollar amount of all loans due after one year from June 30, 1999, which have predetermined interest rates and which have floating or adjustable interest rates:

                                                  Due more than one year after
                                                         June 30, 1999
                                                  ----------------------------
                                                         (In thousands)

                  Fixed rate of interest                     $22,892
                  Adjustable rate of interest                 62,630
                                                             -------
                                                             $85,522
                                                             =======

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. The primary lending activity of First Federal has been the origination of permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County. First Federal also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. The aggregate amount of First Federal's one- to four-family residential real estate loans equaled approximately $63.2 million at June 30, 1999, and represented 71.5% of total loans at such date.

         Between 1982 and 1994, First Federal originated only adjustable-rate mortgage loans ("ARMs"). ARMs are offered by First Federal for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years, although most of the ARMs originated by First Federal are one-year ARMs. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. Some of First Federal's ARMs have a maximum adjustment of 6% over the term of the loan.

         Adjustable-rate loans decrease First Federal's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. First Federal believes that these risks have not had a material adverse effect on First Federal to date.

         In September 1994 First Federal resumed originating fixed-rate loans with terms of up to 15 years. The majority of First Federal's fixed-rate loan portfolio has been sold in the secondary market.

         OTS regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. Most of First Federal's one- to four-family loans have a LTV of 80% or less, although First Federal will make first mortgage loans on one- to four-family residences up to 89% of the value of the real estate and improvements. First Federal has an affordable housing loan program under which it originates a small number of variable-rate loans with LTVs of up to 95%.

         Included in one- to four-family loans are lines of credit secured by the equity in the borrower's principal residence. First Federal makes home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans are secured by a second mortgage on the real estate. First Federal's home equity loans have a term of 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in THE WALL STREET JOURNAL. At June 30, 1999, First Federal had $2.9 million in home equity loans.

         MULTIFAMILY RESIDENTIAL REAL ESTATE LOANS. In addition to loans on one- to four-family properties, First Federal makes loans secured by multifamily properties containing over four units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 80% for terms of up to 30 years.

         Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships.

         At June 30, 1999, loans secured by multifamily properties totaled approximately $721,000, or 0.8% of total loans.

         CONSTRUCTION LOANS. First Federal makes loans for the construction of residential real estate. Such loans are structured as permanent loans with fixed or adjustable rates of interest and for terms of up to 30 years. Construction loans originated by First Federal are primarily made to owner-occupants for the construction of single-family homes by a general contractor, although First Federal also makes construction loans to developers for the construction of single-family homes.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         At June 30, 1999, a total of $1.9 million, or approximately 2.2%, of First Federal's total loans, consisted of construction loans.

         NONRESIDENTIAL REAL ESTATE, COMMERCIAL AND LAND LOANS. First Federal makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 30 years and a maximum LTV of 80%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 89%. First Federal has also originated a limited number of commercial loans which are secured by a security interest in inventory, accounts receivable, machinery or other assets of the borrower. As a result of the addition of an experienced loan officer and the implementation of enhanced underwriting procedures, First Federal anticipates an increase in its commercial loan volume in the future.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. None of First Federal's nonresidential real estate loans was nonperforming at June 30, 1999, 1998 or 1997.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans, if any, often consists of rapidly depreciating assets.

         At June 30, 1999, First Federal had a total of $18.7 million invested in nonresidential real estate, commercial and land loans, including the participation interests. Such loans comprised approximately 21.1% of First Federal's total loans at such date.

         Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 1999, First Federal's nonresidential mortgage loans totaled 115.1% of First Federal's capital.

         CONSUMER LOANS. First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts and motor vehicles. Such loans are made at fixed or adjustable rates of interest. Consumer loans may entail greater credit risk than do residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although First Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years.

         At June 30, 1999, First Federal had approximately $3.9 million, or 4.4% of its total loans, invested in consumer loans.

         LOAN SOLICITATION AND PROCESSING. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper, television, and radio advertisements, solicitations by First Federal's lending staff and walk-in customers.

         Loan applications for permanent real estate loans are taken by loan personnel. First Federal typically obtains a credit report, verification of income and other documentation concerning the creditworthiness of the borrower. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with First Federal's underwriting guidelines. All loans are ratified by the full Board of Directors.

         Under First Federal's current loan guidelines, if a real estate loan application is approved, title insurance is usually obtained on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney's opinion for single-family loans, whereas title insurance was typically used for nonresidential real estate loans. Borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name First Federal as an insured mortgagee.

         The procedure for approval of construction loans is the same as for permanent real estate loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. First Federal also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

         LOAN ORIGINATIONS, PURCHASES AND SALES. Currently, First Federal is originating both fixed-rate and ARM loans for its portfolio. During the fiscal year, First Federal was approved, and began, to sell fixed-rate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). When a mortgage loan is sold, First Federal services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. During the year ended June 30, 1999, First Federal sold approximately $7.4 million in loans to the FHLMC.

         In prior years First Federal did not sell fixed-rate loans in the secondary market. Because First Federal did not require property surveys and certain other documentation that does not relate to the creditworthiness of the borrower, the loans in First Federal's portfolio did not conform to the secondary market standards of the FHLMC or the Federal National Mortgage Association (the "FNMA"). By originating non-conforming loans, however, First Federal was able to process and close loans with lower out-of-pocket expenses and in a shorter time than some of its competitors. As reflected by the relatively low levels of First Federal's delinquent loans and nonperforming assets in recent years, management believes that the origination of non-conforming loans had not adversely affected First Federal's overall asset quality.

         The following table presents the activity in First Federal's loan portfolio, including loans held for sale, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions. No loans were purchased during the periods presented, although First Federal's loan portfolio at June 30, 1999, includes two participations purchased in the 1992 fiscal year. See "Nonresidential Real Estate and Land Loans."


                                                    Year ended June 30,
                                              ------------------------------
                                                1999      1998        1997
                                                ----      ----        ----
                                                      (In thousands)
Loans originated:
   One- to four-family                        $ 21,534   $ 19,424   $ 13,899
   Construction                                  2,880      2,391      2,710
   Nonresidential and land                      15,056      6,818        162
   Consumer                                      1,470        606        302
                                              --------   --------   --------
     Total loans originated                     40,940     29,239     17,073

Principal loan repayments                       17,172     13,826     10,049
Principal sold                                   7,433         --         --
Increase (decrease) in other items, net (1)         57         73        (59)
                                              --------   --------   --------
Net increase in loans receivable              $ 16,392   $ 15,486   $  6,965
                                              ========   ========   ========


-----------------------------

(1) Other items consist of amortization of deferred loan origination fees, the provision for losses on loans and the recognition and amortization of mortgage servicing rights.

         OTS regulations impose a lending limit on the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

         Based on the 15% limit, First Federal was able to lend approximately $2.2 million to one borrower at June 30, 1999. The largest amount First Federal had outstanding to one borrower at June 30, 1999, was $1.8 million. Such loan was secured by a hotel located in New Philadelphia, Ohio.

         LOAN ORIGINATION AND OTHER FEES. First Federal realizes loan origination fees and other fee income from its lending activities. In addition, First Federal realizes income from late payment charges, application fees and fees for other miscellaneous services.

         Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

         DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. First Federal endeavors to maintain a high level of asset quality through sound underwriting practices and efficient collection practices.

         To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. A decision as to whether and when to initiate foreclosure proceedings is based on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When property is so acquired it is initially recorded by First Federal at the lower of cost or fair value of the real estate, less estimated costs to sell. Real estate loss provisions are recorded if the properties' fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 1999.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:


                               June 30, 1999               June 30, 1998              June 30, 1997
                        ---------------------------- -------------------------   ----------------------
                                            Percent                    Percent                  Percent
                                            of total                  of total                 of total
                        Number    Amount     loans   Number    Amount   loans    Number  Amount  loans
                        ------    ------     -----   ------    ------   -----    ------  ------  -----
                                                       (Dollars in thousands)
Loans delinquent for:
   30 - 59 days             6      $248       .28%        2     $ 75     .10%       --   $ --     --%
   60 - 89 days            13       178       .20         7      193     .27         7    333    .58
   90 days and over         4        15       .02         5       82     .11         2     64    .11
                         ----      ----       ---      ----     ----     ---      ----   ----    ---
Total delinquent loans     23      $441       .50%       14     $350     .48%        9   $397    .69%
                         ====      ====       ===      ====     ====     ===      ====   ====    ===


         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu, and repossessed assets. First Federal ceases to accrue interest on real estate loans that are delinquent 90 days or more. The accrual of interest may stop before a loan is 90 days delinquent if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when, in the judgment of management, the collection of interest on loans contractually past due is unlikely.

         The following table sets forth information with respect to First Federal's nonaccruing loans at the dates indicated. First Federal had no other nonperforming assets at any of the dates presented.


                                                                  At June 30,
                                                 --------------------------------------------
                                                  1999                1998             1997
                                                 --------            -------          -------

                                                            (Dollars in thousands)
Total nonaccrual loans                           $      -            $    82          $    64
                                                 ========            =======          =======

Total nonperforming loans                        $     15            $    82          $    64
                                                 ========            =======          =======

Allowance for losses on loans                    $    269            $   270          $   270
                                                 ========            =======          =======

Loans delinquent 90 days or more and still
   accruing                                      $     15            $    -           $    -

Nonperforming loans as a percent of total
   loans                                              .02%              .13%             .11%

Allowance for losses on loans as a percent of
   nonperforming loans                           1,793.33%           329.27%          421.88%



         For the year ended June 30, 1999, $1,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

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

         The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                            At June 30,
                                 ------------------------------
                                  1999         1998       1997
                                          (In thousands)
Classified assets:
  Substandard                    $   --         $93        $64
  Doubtful                           --          --         --
                                 ------         ---        ---
     Total classified assets     $   --         $93        $64
                                 ======         ===        ===



         Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal the determination to the Regional Director of the OTS. First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

         OTS regulations require that First Federal establish prudent general allowances for loan losses for any loan classified as substandard or doubtful. If an asset, or portion thereof, is classified as loss, the association must either establish specific allowances for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount.

         ALLOWANCE FOR LOSSES ON LOANS. First Federal maintains an allowance for losses on loans based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

         The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's lending area of Tuscarawas County, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, First Federal makes home equity, multifamily residential real estate, nonresidential real estate and construction loans. These real estate loans are also secured by property in First Federal's lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years.

         A small portion of First Federal's total loans consists of consumer loans. Some of these loans are unsecured and others are secured by collateral that declines in value. Such loans therefore carry a higher degree of risk than the real estate loans.

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

         The following table sets forth an analysis of First Federal's allowance for losses on loans for the periods indicated:

                                               Year ended June 30,
                                            ------------------------
                                            1999      1998      1997
                                            ----      ----      ----
                                             (Dollars in thousands)

Balance at beginning of period              $ 270     $ 270    $ 146
Charge-offs                                    (1)       --       (1)
Recoveries                                     --        --       --
                                            -----     -----    -----
Net charge-offs                                (1)       --       (1)
Provision for losses on loans                  --        --      125
                                            -----     -----    -----
Balance at end of period                    $ 269     $ 270    $ 270
                                            =====     =====    =====
Ratio of net charge-offs to average loans
   outstanding during the period               --        --       --

Ratio of allowance for loan losses to
   total loans                               0.30%     0.37%    0.47%

         The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:



                                                        At June 30,
                           --------------------------------------------------------------------
                                    1999                    1998                   1997
                           ---------------------   ---------------------  ---------------------
                                    Percent of              Percent of             Percent of
                                   loans in each           loans in each          loans in each
                                    category to             category to            category to
                           Amount   total loans    Amount   total loans   Amount   total loans
                           ------   -----------    ------   -----------   ------   -----------
                                                   (Dollars in thousands)
Balance at year end
 applicable to:
   Real estate loans        $142       95.6%        $142       98.3%       $ 77        99.0%
   Consumer loans              3        4.4            4        1.7           2         1.0
   Unallocated               124         --          124         --         191          --
                            ----      -----         ----      -----        ----       -----
     Total                  $269      100.0%        $270      100.0%       $270       100.0%
                            ====      =====         ====      =====        ====       =====


         Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

INVESTMENT ACTIVITIES

         OTS regulations require that First Federal maintain a minimum amount of liquid assets, which may be invested in U. S. Treasury obligations, securities of various federal agencies, certificates of deposit at insured banks, bankers' acceptances and federal funds. First Federal is also permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.

         First Federal maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, GNMA and FNMA securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by First Federal, management believes they are a prudent investment alternative during periods of decreased loan demand.

         The following table sets forth the composition of First Federal's investment securities portfolio, including those designated as available for sale, and mortgage-backed securities at the dates indicated:


                                                                                      At June 30,
                                     --------------------------------------------------------------------------
                                                     1999                                 1998
                                     -----------------------------------  ------------------------------------
                                     Amortized  % of      Market   % of   Amortized   % of     Market    % of
                                        cost    total     value    total     cost     total    value     total
                                        ----    -----     -----    -----     ----     -----    -----     -----
Investment securities designated as                                           (Dollars in thousands)
   held to maturity:
   U.S. Government agency
     obligations                      $    --       -%   $    --       -%  $   977     6.4%   $   993     6.3%
Investment securities designated as
   available for sale:
   U.S. Government and agency
     obligations                        3,000    15.8      2,924    15.5     2,496    16.3      2,498    16.0
   FHLMC stock                             --      --         --      --         3      --        157     1.0
                                      -------   -----    -------   -----   -------   -----    -------   -----
Total investment securities
   designated as available for sale     3,000    15.8      2,924    15.5     2,499    16.3      2,655    17.0
                                      -------   -----    -------   -----   -------   -----    -------   -----
Total investment securities             3,000    15.8      2,924    15.5     3,476    22.7      3,648    23.3

Mortgage-backed securities
   designated as held to maturity       4,779    25.1      4,907    26.1     5,960    38.9      6,073    38.8
Mortgage-backed securities
   designated as available for sale    11,230    59.1     10,978    58.4     5,879    38.4      5,935    37.9
                                      -------   -----    -------   -----   -------   -----    -------   -----
Total mortgage-backed securities       16,009    84.2     15,885    84.5    11,839    77.3     12,008    76.7
                                      -------   -----    -------   -----   -------   -----    -------   -----
Total investment and mortgage-
   backed securities                  $19,009   100.0%   $18,809   100.0%  $15,315   100.0%   $15,656   100.0%
                                      =======   =====    =======   =====   =======   =====    =======   =====



                                     -------------------------------------
                                                      1997
                                      ------------------------------------
                                      Amortized   % of     Market    % of
                                        cost      total    value     total
                                        ----      -----    -----     -----
Investment securities designated as
   held to maturity:
   U.S. Government agency
     obligations                       $ 1,469     5.5%   $ 1,459     5.5%
Investment securities designated as
   available for sale:
   U.S. Government and agency
     obligations                         9,931    37.5      9,924    37.3
   FHLMC stock                              --      --         --      --
                                       -------   -----    -------   -----
Total investment securities
   designated as available for sale      9,931    37.5      9,924    37.3
                                       -------   -----    -------   -----
Total investment securities             11,400    43.0     11,383    42.8

Mortgage-backed securities
   designated as held to maturity        7,165    27.1      7,304    27.4
Mortgage-backed securities
   designated as available for sale      7,906    29.9      7,944    29.8
                                       -------   -----    -------   -----
Total mortgage-backed securities        15,071    57.0     15,248    57.2
                                       -------   -----    -------   -----
Total investment and mortgage-
   backed securities                   $26,471   100.0%   $26,631   100.0%
                                       =======   =====    =======   =====


The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 1999, are indicated in the following table:



                         After one through          After five             After ten
                             five years         through ten years             years                        Total
                       ---------------------   --------------------  ----------------------   -----------------------------------
                       Amortized     Average   Amortized    Average  Amortized      Average   Amortized   Market      Weighted
                         cost         yield      cost        yield      cost         yield      cost      value     average yield
                         ----         -----      ----        -----      ----         -----      ----      -----     -------------

U.S. Government and
  agency obligations    $2,000         6.0%     $    -          -%     $ 1,000        6.4%     $ 3,000    $ 2,924         6.1%
Mortgage-backed
  securities               297         6.2       3,172        6.3       12,540        6.7       16,009     15,885         6.6
                        ------         ---       -----        ---      -------        ---      -------    -------         ---
                        $2,297         6.0%     $3,172        6.3%      13,540        6.7%     $19,009    $18,809         6.6%
                        ======         ===      ======        ===      =======        ===      =======    =======         ===

                                      -11-

DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. In addition to deposits, First Federal derives funds from interest payments and principal repayments on loans and mortgage-backed securities, income on interest-earning assets and service charges. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to changes in general interest rates and money market conditions.

         DEPOSITS. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, passbook savings accounts, individual retirement accounts ("IRAs") and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of First Federal based on First Federal's liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits.

         At June 30, 1999, First Federal's certificates of deposit totaled $41.2 million, or 57.2% of total deposits. Of such amount, approximately $28.3 million in certificates of deposit mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of such certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:


                                                                At June 30,
                                         -------------------------------------------------------
                                                1999               1998               1997
                                         ------------------ ------------------- ----------------
                                                   Percent           Percent            Percent
                                                  of total          of total            of total
                                         Amount   deposits  Amount  deposits   Amount   deposits
                                         ------   --------  ------  --------   ------   --------
                                                          (Dollars in thousands)

Transaction accounts:
  NOW and money market accounts (1)      $ 8,290    11.5%   $ 5,954     9.6%   $ 5,219     9.1%
  Passbook savings accounts (2)           22,557    31.3     18,955    30.6     17,568    30.8
                                         -------   -----    -------   -----    -------   -----

  Total transaction accounts              30,847    42.8     24,909    40.2     22,787    39.9

Certificates of deposit:
   2.01 - 4.00%                                                  --      --         --      --
   4.01 - 6.00%                           38,513    53.5     34,419    55.6     24,420    42.8
   6.01 - 8.00%                            2,665     3.7      2,628     4.2      9,883    17.3
                                         -------   -----    -------   -----    -------   -----
     Total certificates of deposit (3)    41,178    57.2     37,047    59.8     34,303    60.1
                                         -------   -----    -------   -----    -------   -----

     Total deposits                      $72,025   100.0%   $61,956   100.0%   $57,090   100.0%
                                         =======   =====    =======   =====    =======   =====


-----------------------------

(1) The weighted average interest rates on NOW and money market accounts were 0.9% at June 30, 1999, 1.62% at June 30, 1998, and 1.66% at June 30, 1997.

(2) The weighted average interest rate on passbook accounts were 3.54% at June 30, 1999, 3.86% at June 30, 1998, and 3.95% at June 30, 1997.

(3) The weighted average rate on all certificates of deposit was 5.25%, 5.62% and 5.67%, at June 30, 1999, 1998 and 1997, respectively.

         The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 1999:

                                                   Amount Due
                                                 Over       Over
                                      Up to   1 year to  2 years to
                   Rate             one year   2 years    3 years     Total
                   ----             --------   -------    -------     -----
                                                  (In thousands)

                4.01 - 6.00%        $25,880    $10,742     $1,891    $38,513
                6.01 - 8.00%          2,382        283          -      2,665
                                    -------    -------     ------    -------

                  Total             $28,262    $11,025     $1,891    $41,178
                                    =======    =======     ======    =======


         The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 1999:

                      Maturity                                     Amount
                      --------                                     ------
                                                               (In thousands)

                      Three months or less                       $   536
                      Over 3 months to 6 months                      653
                      Over 6 months to 12 months                   1,234
                      Over 12 months                               1,142
                                                                 -------

                         Total                                    $3,565


         The following table sets forth First Federal's deposit account balance activity for the periods indicated:


                                        Year ended June 30,
                               -------------------------------------
                                  1999         1998          1997
                               ----------  ------------  -----------
                                      (Dollars in thousands)

Beginning balance              $  61,956     $  57,090     $  52,208

Deposits                         356,315       113,942        96,413
Withdrawals                     (347,893)     (110,996)      (93,434)
                               ---------     ---------     ---------
Net increase in deposits
   before interest credited        8,422         2,946         2,979

Interest credited                  1,647         1,920         1,903
                               ---------     ---------     ---------
Ending balance                 $  72,025     $  61,956     $  57,090
                               =========     =========     =========

Net increase                   $  10,069     $   4,866     $   4,882
                               =========     =========     =========

Percent increase                    16.3%          8.5%          9.4%
                               =========     =========     =========


         BORROWINGS. First Federal's other sources of funds include advances from the FHLB. As a member of the FHLB, First Federal is required to own capital stock in the FHLB and is authorized to apply for advances from the FHLB. Each FHLB credit program has its own interest rate, which may be fixed or variable, and range of maturities. The FHLB may prescribe the acceptable uses for these advances, as well as limitations on the size of the advances and repayment provisions.

         The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:


                                                           At June 30,
                                           --------------------------------------------
                                             1999              1998               1997
                                           -------           --------           -------
                                                       (Dollars in thousands)

FHLB advances                              $23,616            $12,519            $8,382
Weighted average interest rate of
   FHLB advances                              5.05%              5.11%             5.76%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of First Federal's FHLB advances during the periods indicated:


                                                  Year ended June 30,
                                     ---------------------------------------------
                                      1999                  1998             1997
                                      ----                  ----             ----
                                                 (Dollars in thousands)

Maximum balance                      $23,616              $18,031          $10,782
Average balance                       19,637               11,685            8,857
Weighted average interest rate         4.87%                5.62%            5.68%


         First Federal had no other borrowings during the last three fiscal years.

COMPETITION

         First Federal competes for deposits with other savings associations, commercial banks and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, First Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. First Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

SUBSIDIARIES

         First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 1999, was approximately $17,000.

PERSONNEL

         At June 30, 1999, First Federal had 28 full-time employees and 6 part-time employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.

YEAR 2000

         As with all providers of financial services, First Federal's operations are heavily dependent on information technology systems. First Federal has addressed the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

         As part of the awareness and assessment phases of its action plan related to the Year 2000 problem, management identified its on-line core account processing system performed by a third party service provider, Intrieve, Inc. ("Intrieve") as "mission critical." Intrieve has converted its hardware to a new Year 2000 compliant system and First Federal's conversion to this new system was completed during the fourth calendar quarter of 1998. Intrieve successfully performed Year 2000 proxy testing with several of its larger users during early October 1998 and First Federal performed final testing of its specific equipment configuration and communications link to Intrieve during November 1998.

         First Federal has developed a contingency plan in case any Intrieve systems actually fail at Year 2000 critical dates. First Federal deems the likelihood of failure of Intrieve's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The plan, therefore, primarily addresses action to deal with the possibility that Intrieve's system would be down for several days or weeks upon arrival of Year 2000. First Federal has the ability to process transactions manually, if necessary, and through off-line computer transactions.

         First Federal has expended less than $10,000 through June 30, 1999, in connection with its year 2000 compliance program, and management does not anticipate additional significant expenditures.

         In addition to possible expense related to its own systems, First Federal could incur losses if loan payments are delayed due to Year 2000 problems affecting any major borrowers in First Federal's primary market area. Because First Federal's loan portfolio is highly diversified with regard to individual borrowers and types of businesses and First Federal's primary market area is not significantly dependent upon one employer or industry, First Federal does not expect any significant or prolonged difficulties that will affect net earnings or cash flow.


                                   REGULATION

         GENERAL. FFD, as the holding company of First Federal, is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS. As a savings association organized under the laws of the United States, First Federal is also subject to regulatory oversight by the OTS, and, because First Federal's deposits are insured by the FDIC, First Federal is also subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

        Congress is considering legislation to eliminate the federal savings and loan charter and the separate federal regulation of savings and loan associations. Pursuant to such legislation, Congress may eliminate the OTS and First Federal may be regulated under federal law as a bank or may be required to change its charter. Such change in regulation or charter would likely change the range of activities in which First Federal may engage and would probably subject First Federal to more regulation by the FDIC. In addition, FFD might become subject to a different form of holding company regulation which may limit the activities in which FFD may engage and subject FFD to additional regulatory requirements, including separate capital requirements. FFD cannot predict when or whether Congress may actually pass legislation regarding the Company's and First Federal's regulatory requirements or charter. Although such legislation may change the activities in which FFD and First Federal may engage, it is not anticipated that the current activities of either FFD or First Federal will be materially affected by those activity limits.

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

         Federally chartered savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger transaction. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low-to-moderate income communities and borrowers in such areas. First Federal has received a satisfactory examination rating under those regulations.

         OTS REGULATORY CAPITAL REQUIREMENTS. First Federal is required by OTS regulations to meet certain minimum capital requirements. The following table sets forth the amount and percentage level of regulatory capital of First Federal at June 30, 1999, and the amount by which it exceeds the minimum capital requirements. Tangible and core capital are reflected as a percentage of adjusted total assets. Total (or risk-based) capital, which consists of core and supplementary capital, is reflected as a percentage of risk-weighted assets. Assets are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

                                                   At June 30, 1999
                                               ------------------------
                                               Amount           Percent
                                               ------           -------
                                                     (In thousands)

               Tangible capital                $14,274          12.80%
               Requirement                       1,671           1.50
                                               -------          -----
               Excess                          $12,603          11.30%
                                               =======          =====

               Core capital                    $14,274          12.80%
               Requirement                       3,343           3.00
                                               -------          -----
               Excess                          $10,931           9.80%
                                               =======          =====

               Total capital                   $14,543          21.50%
               Risk-based requirement            5,404           8.00
                                               -------          -----
               Excess                          $ 9,139          13.50%
                                               =======          =====


         Current capital requirements call for tangible capital (which for First Federal is equity capital under generally accepted accounting principles less the unrealized gain on available-for-sale securities less the applicable percentage of mortgage servicing rights) of 1.5% of adjusted total assets, core capital (which for First Federal consists of tangible capital) of 3.0% of adjusted total assets and risk-based capital (which for First Federal consists of core capital plus general valuation reserves of $269,000) of 8.0% of risk-weighted assets. The OTS has proposed to amend the core capital requirement so that those associations that do not have the highest examination rating and exceed an acceptable level of risk will be required to maintain core capital of from 4% to 5%, depending on the association's examination rating and overall risk. First Federal does not anticipate that it will be adversely affected if the core capital requirement regulation is amended as proposed. First Federal's current core capital level is 12.80% of adjusted total assets.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement, though the implementation of that component has been delayed. Pursuant to that requirement, a savings association would have to measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio, as determined under the methodology established by the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of that excess exposure from its total capital when determining its level of risk-based capital. In general, an association with less than $300 million in assets and a risk-based capital ratio of greater than 12% will not be subject to the interest rate risk component. First Federal currently qualifies for such exemption. Pending implementation of the interest rate risk component, the OTS has the authority to impose a higher individualized capital requirement on any savings association it deems to have excess interest rate risk. The OTS also may adjust the risk-based capital requirement on an individual basis for any association to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. The OTS has defined these capital levels as follows: (1) well-capitalized associations must have total risk-based capital of at least 10%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 6% and core capital of at least 5%; (2) adequately capitalized associations are those that meet the regulatory minimum of total risk-based capital of at least 8%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of at least 4% and core capital of at least 4% (except for associations receiving the highest examination rating and with an acceptable level of risk, in which case the level is at least 3%); (3) undercapitalized associations are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized associations have total risk-based capital of less than 6%, core risk-based capital (consisting only of items that qualify for inclusion in core capital) of less than 3% or core capital of less than 3%; and (5) critically undercapitalized associations are those with tangible equity of less than 2% of total assets. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association must submit a capital restoration plan to the OTS within 45 days after it becomes undercapitalized. Such an association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at June 30, 1999, meets the standards for a well-capitalized institution.

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

         First Federal meets the requirements for a Tier 1 association and has not been notified of any need for more than normal supervision. As a subsidiary of FFD, First Federal is required to give the OTS 30 days notice prior to declaring any dividend on its common shares. The OTS may object to the dividend during that 30-day period based on safety and soundness concerns. Moreover, the OTS may prohibit any capital distribution otherwise permitted by regulation if the OTS determines that such distribution would constitute an unsafe or unsound practice.

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

         LIQUIDITY. OTS regulations require that each savings association maintain an average daily balance of liquid assets (cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) in each calendar quarter equal to not less than 4% of (1) its net withdrawable savings deposits plus borrowings payable in one year or less at the end of the preceding quarter or (2) the average daily balance of its net withdrawable savings deposits plus borrowings payable in one year or less during the preceding quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal, as computed under current regulations, at June 30, 1999, was $22.4 million, or 37.4% and exceeded the 4.0% liquidity requirement by approximately $20.0 million.

         QUALIFIED THRIFT LENDER TEST. Savings associations are required to meet the Qualified Thrift Lender ("QTL") Test. Prior to September 30, 1996, the QTL Test required savings associations to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTI"), which are generally related to domestic residential real estate and manufactured housing and include stock issued by any FHLB, the FHLMC or the FNMA. Under this test 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in 9 out of every 12 months. Congress created a second QTL Test, effective September 30, 1996, pursuant to which a savings association may also qualify as a QTL thrift if at least 60% of the institution's assets (on a tax basis) consist of specified assets (generally loans secured by residential real estate or deposits, educational loans, cash and certain governmental obligations). The OTS may grant exceptions to the QTL Test under certain circumstances. If a savings association fails to meet the QTL Test, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet the QTL Test will not be eligible for new FHLB advances. At June 30, 1999, First Federal met the QTL Test.

         LENDING LIMIT. OTS regulations generally limit the aggregate amount that a savings association may lend to one borrower (the "Lending Limit") to an amount equal to 15% of the savings association's total capital under the regulatory capital requirements plus any additional loan reserve not included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of total capital plus additional reserves if the additional loan amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to these limits. In applying these limits, loans to certain borrowers may be aggregated. Notwithstanding the specified limits, an association may lend to one borrower up to $500,000 "for any purpose." At June 30, 1999, First Federal was in compliance with this lending limit.

         TRANSACTIONS WITH INSIDERS AND AFFILIATES. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 1999.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 1999.

        FEDERAL DEPOSIT INSURANCE CORPORATION REGULATIONS. The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against federally insured savings associations, if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

        Because of the differing reserve levels of the funds, deposit insurance assessments paid by healthy banks were reduced significantly below the level paid by healthy savings associations effective in mid-1995. Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. First Federal had $49.2 million in deposits at March 31, 1995, and paid a special assessment of $332,000, which was accounted for and recorded as of September 30, 1996. BIF assessments for healthy banks in 1997 and the first half of 1998 were $.013 per $100 in deposits and SAIF assessments for healthy institutions in 1997 and the first half of 1998 were $.064 per $100 in deposits.

         FRB RESERVE REQUIREMENTS. FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.8 million (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At June 30, 1999, First Federal was in compliance with its reserve requirements.

         FEDERAL HOME LOAN BANKS. The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.2 million at June 30, 1999.

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

         There are generally no restrictions on the activities of unitary savings and loan holding companies and such companies are the only financial institution holding companies that may engage in commercial, securities and insurance activities without limitation. The broad latitude to engage in activities under current law can be restricted if the OTS determines that there is reasonable cause to believe that the continuation of an activity by a savings and loan holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association. The OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL Test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 1999, First Federal met the QTL Test.

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

         If FFD were to acquire control of another savings institution, other than through a merger or other business combination with First Federal, FFD would become a multiple savings and loan holding company. Unless the acquisition is an emergency thrift acquisition and each subsidiary savings association meets the QTL Test, the activities of FFD and any of its subsidiaries (other than First Federal or other subsidiary savings associations) would thereafter be subject to activity restrictions. The HOLA provides that, among other things, no multiple savings and loan holding company or subsidiary thereof that is not a savings institution shall commence or continue for a limited period of time after becoming a multiple savings and loan holding company or subsidiary thereof, any business activity other than (i) furnishing or performing management services for a subsidiary savings institution, (ii) conducting an insurance agency or escrow business, (iii) holding, managing or liquidating assets owned by or acquired from a subsidiary savings institution, (iv) holding or managing properties used or occupied by a subsidiary savings institution, (v) acting as trustee under deeds of trust, (vi) those activities previously directly authorized by federal regulation as of March 5, 1987, to be engaged in by multiple holding companies, or (vii) those activities authorized by the FRB as permissible for bank holding companies, unless the OTS by regulation prohibits or limits such activities for savings and loan holding companies. Those activities described in (vii) above must also be approved by the OTS prior to being engaged in by a multiple holding company.

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

FEDERAL TAXATION

         FFD and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and First Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. Such tax preference items include interest on certain tax-exempt bonds issued after August 7, 1986. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to this preference item and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. However, the Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997. A corporation initially qualifies as a small corporation if it had average gross receipts of $5,000,000 or less for the three tax years ending with its first tax year beginning after December 31, 1996. Once a corporation is recognized as a small corporation, it will continue to be exempt from the alternative minimum tax for as long as its average gross receipts for the prior three-year period does not exceed $7,500,000. In determining if a corporation meets this requirement, the first year that it achieved small corporation status is not taken into consideration.

         First Federal's average gross receipts for the three tax years ending on December 31, 1998, is approximately $7.1 million and as a result, First Federal does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as First Federal , were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, First Federal used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like First Federal , the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 1999, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.6 million. First Federal believes it had approximately $7.7 million of accumulated earnings and profits for tax purposes as of June 30, 1999, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A and L to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of First Federal have been audited or closed without audit through fiscal year 1995. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

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

         In computing its tax under the net worth method, FFD may exclude 100% of its investment in the capital stock of First Federal , as reflected on the balance sheet of FFD in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal . The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, FFD may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed annually at a rate of 1.4% of the book net worth of First Federal determined in accordance with generally accepted accounting principles. For tax year 2000 and years thereafter, however, the franchise tax on financial institutions will be 1.3% of the book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

ITEM 2.       DESCRIPTION OF PROPERTY

              The following table sets forth certain information at June 30, 1999, regarding the properties on which the main office of First Federal and a branch office are located:

                                   Owned        Date            Net
Location                         or leased    acquired     book value(1)
--------                         ---------    --------     -------------

321 North Wooster Avenue
Dover, Ohio 44622                  Owned        1/96         $565,000

224 West High Avenue
New Philadelphia, OH 44663         Owned       11/97         $404,000
-----------------------------

(1) At June 30, 1999, First Federal's office premises and equipment had a total net book value of approximately $1.4 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.


ITEM 3.       LEGAL PROCEEDINGS

              Neither FFD nor First Federal is presently involved in any legal proceedings of a material nature. From time to time, First Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by First Federal.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              Not applicable.

ITEM 5.       MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 1999 (the "Annual Report"), under the caption "Market Price of FFD Common Shares and Related Shareholder Matters" is incorporated herein by reference.

ITEM 6.       MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

ITEM 7.       FINANCIAL STATEMENTS

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 6, 1999, are incorporated herein by reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

              The information contained in the definitive Proxy Statement for the 1999 Annual Meeting of Shareholders of FFD (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

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

         20          Proxy Statement for 1999 Annual Meeting of Shareholders

         21          Subsidiaries of FFD Financial Corporation

         27          Financial Data Schedule

(B)      REPORTS ON FORM 8-K

         No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 1999.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FFD FINANCIAL CORPORATION


                                  By:/s/ Robert R. Gerber
                                     -----------------------------
                                     Robert R. Gerber, President
                                     (Principal Executive Officer)

                                  Date: September 24, 1999

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert R. Gerber                           /s/ Roy O. Mitchell, Jr.
----------------------------                   ---------------------------------
Robert R. Gerber, ,                            Roy O. Mitchell, Jr.
President and Director                         Director


Date: September 24, 1999                       Date: September 24, 1999



/s/ Stephen G. Clinton                         /s/ Robert D. Sensel
----------------------------                   ---------------------------------
Stephen G. Clinton                             Robert D. Sensel
Director                                       Director


Date: September 24, 1999                       Date: September 24, 1999



/s/ J. Richard Gray                            /s/ Enos L. Loader
----------------------------                   ---------------------------------
J. Richard Gray                                Enos L. Loader
Director                                       Director


Date: September 24, 1999                       Date:  September 24, 1999



/s/ Richard J. Herzig
----------------------------
Richard J. Herzig
Director


Date: September 24, 1999


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

  3.4          Code of Regulations of FFD Financial         Incorporated by reference to the S-1, Exhibit 3.3.
               Corporation

  10.1         FFD Financial Corporation 1996 Stock         Incorporated by reference to the Form 10-KSB for the year ended
               Option and Incentive Plan                    June 30, 1998, as filed with the SEC on September 28, 1998
                                                            (the "1998 10-KSB"), Exhibit 10.1.

  10.2         First Federal Savings Bank of Dover          Incorporated by reference to the 1998 Form 10-KSB, Exhibit 10.2.
               Recognition and Retention Plan and Trust
               Agreement

  13           FFD Financial Corporation 1999 Annual
               Report to Shareholders

  20           Proxy Statement for 1999 Annual Meeting of
               Shareholders

  21           Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.

  27           Financial Data Schedule