Form 10QSB
period 1999-09-30
FFD FINANCIAL CORP/OH
filed 1999-11-12
CIK 1006177

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 1999
                               --------------------------------------------

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

Yes   X                                                No


As of November 9, 1999, the latest practicable date, 1,417,283 shares of the registrant's common stock, without par value, were issued and outstanding.









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


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                    $  1,172            $    844
Interest-bearing deposits in other financial institutions                                     1,420               2,167
                                                                                            -------             -------
         Cash and cash equivalents                                                            2,592               3,011

Investment securities available for sale - at market                                          2,900               2,924
Mortgage-backed securities available for sale - at market                                    10,175              10,978
Mortgage-backed  securities  held to maturity - at amortized  cost, approximate market value of $4,614 and $4,907 as of
  September 30, 1999 and June 30, 1999                                                        4,480               4,779
Loans receivable - net                                                                       90,468              86,417
Loans held for sale                                                                           1,027                 965
Office premises and equipment - at depreciated cost                                           1,331               1,364
Federal Home Loan Bank stock - at cost                                                        1,326               1,201
Accrued interest receivable                                                                     325                 329
Prepaid expenses and other assets                                                               120                 209
Prepaid federal income taxes                                                                    140                 116
                                                                                            -------             -------

         Total assets                                                                      $114,884            $112,293
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                                   $ 72,128            $ 72,025
Advances from the Federal Home Loan Bank and other borrowings                                26,208              23,616
Accrued interest payable                                                                        170                 146
Other liabilities                                                                               423                 250
Deferred federal income taxes                                                                    56                  52
                                                                                            -------             -------
         Total liabilities                                                                   98,985              96,089

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,798               7,798
  Retained earnings - restricted                                                              9,928               9,850
  Unrealized losses on securities designated as available for sale,
    net of related tax effects                                                                 (251)               (216)
  Shares acquired by stock benefit plans                                                     (1,207)             (1,207)
  Less 30,334 and 1,334 shares of treasury stock - at cost                                     (369)                (21)
                                                                                            -------             -------
         Total shareholders' equity                                                          15,899              16,204
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $114,884            $112,293
                                                                                            =======             =======


                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                        (In thousands, except share data)


                                                                                               1999                1998
Interest income
  Loans                                                                                      $1,597              $1,318
  Mortgage-backed securities                                                                    293                 238
  Investment securities, interest-bearing
    deposits and other                                                                           32                  69
                                                                                              -----               -----
         Total interest income                                                                1,922               1,625

Interest expense
  Deposits                                                                                      762                 752
  Borrowings                                                                                    302                 167
                                                                                              -----               -----
         Total interest expense                                                               1,064                 919
                                                                                              -----               -----

         Net interest income                                                                    858                 706

Provision for losses on loans                                                                     9                  -
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  849                 706

Other income
  Gain on sale of loans                                                                           5                  -
  Other operating                                                                                33                  25
                                                                                              -----               -----
         Total other income                                                                      38                  25

General, administrative and other expense
  Employee compensation and benefits                                                            285                 308
  Occupancy and equipment                                                                        58                  59
  Federal deposit insurance premiums                                                             10                   9
  Franchise taxes                                                                                68                  70
  Data processing                                                                                42                  36
  Other operating                                                                               119                  88
                                                                                              -----               -----
         Total general, administrative and other expense                                        582                 570
                                                                                              -----               -----

         Earnings before income taxes                                                           305                 161

Federal income taxes
  Current                                                                                        82                 (69)
  Deferred                                                                                       22                 124
                                                                                              -----               -----
         Total federal income taxes                                                             104                  55
                                                                                              -----               -----

         NET EARNINGS                                                                        $  201              $  106
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.15                $.08
                                                                                                ===                 ===

           Diluted                                                                             $.14                $.08
                                                                                                ===                 ===


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                         1999                1998
Net earnings                                                            $ 201               $ 106

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period                                                     (35)                 68
                                                                         ----                ----

Comprehensive income                                                    $ 166               $ 174
                                                                         ====                ====

Accumulated comprehensive losses                                        $(251)              $(216)
                                                                         ====                ====


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                            1999              1998
Cash flows from operating activities:
  Net earnings for the period                                             $  201            $  106
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                        14                 9
    Amortization of deferred loan origination fees                           (19)              (25)
    Depreciation and amortization                                             34                32
    Provision for losses on loans                                              9                -
    (Gain) loss on sale of mortgage loans                                      1                (1)
    Loans originated for sale in the secondary market                       (814)           (2,074)
    Proceeds from sale of loans in the secondary market                      751             1,660
    Federal Home Loan Bank stock dividends                                   (22)              (17)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                              4                48
      Prepaid expenses and other assets                                       89                67
      Accrued interest payable                                                24                57
      Other liabilities                                                      173               206
      Federal income taxes
        Current                                                              (24)             (202)
        Deferred                                                              22               124
                                                                           -----             -----
         Net cash provided by (used in) operating activities                 443               (10)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                           -             (1,500)
  Proceeds from maturities of investment securities                           -                500
  Purchase of mortgage-backed securities                                      -             (4,577)
  Principal repayments on mortgage-backed securities                       1,059               977
  Loan principal repayments                                                2,793             2,243
  Loan disbursements                                                      (6,834)           (4,818)
  Purchase of office premises and equipment                                   (1)              (66)
  Purchase of Federal Home Loan Bank stock                                  (103)               -
                                                                           -----             -----
         Net cash used in investing activities                            (3,086)           (7,241)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                           103             2,950
  Proceeds from Federal Home Loan Bank advances                            2,618             4,500
  Repayment of Federal Home Loan Bank advances                               (26)               -
  Proceeds from other borrowed money                                          -                150
  Dividends on common stock                                                 (123)             (109)
  Purchase of treasury stock                                                (348)               -
                                                                           -----             -----
         Net cash provided by financing activities                         2,224             7,491
                                                                           -----             -----

Net increase (decrease) in cash and cash equivalents                        (419)              240

Cash and cash equivalents at beginning of period                           3,011             1,633
                                                                           -----             -----

Cash and cash equivalents at end of period                                $2,592            $1,873
                                                                           =====             =====



                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                  1999              1998
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                        $  106              $133
                                                                                 =====               ===

    Interest on deposits and borrowings                                         $1,040              $862
                                                                                 =====               ===

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                        $  (35)             $ 68
                                                                                 =====               ===

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                           $    6              $-
                                                                                 =====               ===

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Dover (the "Savings Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires entities to recognize all derivatives in their financial statements as either assets or liabilities measured at fair value. SFAS No. 133 also specifies new methods of accounting for hedging transactions, prescribes the items and transactions that may be hedged, and specifies detailed criteria to be met to qualify for hedge accounting.

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

                            FFD Financial Corporation

             For the three months ended September 30, 1999 and 1998


    3.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. SFAS No. 133 is not expected to have a material impact on the Corporation's financial statements.

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 85,744 unallocated ESOP shares, totaled 1,366,726 for the three month period ended September 30, 1999. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,346,489 for the three month period ended September 30, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,397,612 for the three month period ended September 30, 1999, and 1,401,513 for the three month period ended September 30, 1998. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 30,886 for the three month period ended September 30, 1999, and 55,024 for the three month period ended September 30, 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 1999 to September 30,
1999

The Corporation's total assets at September 30, 1999, amounted to $114.9 million, a $2.6 million, or 2.3%, increase over the total at June 30, 1999. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") and other borrowings of $2.6 million and growth in deposits of $103,000.

Cash and cash equivalents and investment securities totaled $5.5 million at September 30, 1999, a decrease of $443,000, or 7.5%, from the total at June 30, 1999, as excess liquidity was used to fund new loan originations during the quarter.

Mortgage-backed securities totaled $14.7 million at September 30, 1999, a $1.1 million, or 7.0%, decrease from the total at June 30, 1999. This decrease resulted primarily from principal repayments.

Loans receivable totaled $91.5 million at September 30, 1999, an increase of $4.1 million, or 4.7%, over the June 30, 1999 total. Loan disbursements during the period totaled $7.6 million, which were partially offset by principal repayments of $2.8 million and loans sold in the secondary market totaling $752,000. Loan disbursements during the three months ended September 30, 1999, increased by $756,000, or 11.0%, compared to the origination volume during the same period in 1998.

The allowance for loan losses totaled $278,000 and $269,000 at September 30, 1999 and June 30, 1999, which represented .30% of total loans and 375.7% and 1,793.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $74,000 and $15,000 at September 30, 1999, and June 30, 1999, respectively. Although management believes that its allowance for loan losses at September 30, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $72.1 million at September 30, 1999, a $103,000, or .1%, increase over total deposits at June 30, 1999. FHLB advances and other borrowings totaled $26.2 million at September 30, 1999, a $2.6 million, or 11.0%, increase over June 30, 1999. Proceeds from the increase in deposits and borrowings were primarily used to fund loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 1999, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998

General

The Corporation's net earnings totaled $201,000 for the three months ended September 30, 1999, an increase of $95,000, or 89.6%, over the net earnings of $106,000 recorded in the comparable period in 1998. The increase in net earnings resulted primarily from an increase of $152,000 in net interest income and an increase of $13,000 in other income which were partially offset by an increase of $12,000 in general, administrative and other expense and an increase of $49,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $297,000, or 18.3%, to a total of $1.9 million for the three months ended September 30, 1999, compared to the three month period ended September 30, 1998. Interest income on loans increased by $279,000, or 21.2%, due primarily to an increase of approximately $16.9 million, or 23.4%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $55,000, or 23.1%, due primarily to an increase in the average balance outstanding, coupled with a decrease in the yield earned on such securities. Interest income on investment securities and interest-bearing deposits decreased by $37,000, or 53.6%, due primarily to a decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $10,000, or 1.3%, for the three months ended September 30, 1999, compared to the same period in 1998, due primarily to an approximate $8.7 million increase in the average deposit portfolio balance outstanding, which was partially offset by a decrease in the average cost of deposits.

Interest expense on borrowings increased by $135,000, or 80.8%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $152,000, or 21.5%, for the three months ended September 30, 1999, compared to the same period in 1998.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 1999 and 1998 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $9,000 during the three month period ended September 30, 1999. The current quarter provision was predicated primarily upon growth in the loan portfolio. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $38,000 for the three months ended September 30, 1999, an increase of $13,000, or 52.0%, over the 1998 total. The increase was due primarily to a $5,000 gain on sale of loans in the 1999 three month period, coupled with an $8,000, or 32.0%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $582,000 for the three months ended September 30, 1999, an increase of $12,000, or 2.1%, compared to the same period in 1998. The increase in general, administrative and other expense resulted primarily from an increase of $31,000, or 35.2%, in other operating expense, which was partially offset by a $23,000, or 7.5%, decrease in employee compensation and benefits. The increase in other operating expense was comprised primarily of increases in ATM charges, office supplies and pro-rata increases in other operating expenses related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $104,000 for the three months ended September 30, 1999, an increase of $49,000, or 89.1%, over the same period in 1998. The increase resulted primarily from a $144,000, or 89.4%, increase in earnings before taxes. The effective tax rates were 34.1% and 34.2% for the three months ended September 30, 1999 and 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Year 2000 Compliance Matters

As with all providers of financial services, the Savings Bank's operations are heavily dependent on information technology systems. The Savings Bank has addressed the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not be programmed to read four-digit date codes and, upon arrival of the year 2000, may recognize the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

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

The Savings Bank has developed a contingency plan in case the mission-critical systems are not successfully renovated in a timely manner or if they actually fail at Year 2000 critical dates. The contingency plan states that the Savings Bank deems the likelihood of failure of Intrieve's efforts to renovate Year 2000 changes to the on-line core account processing system to be remote. The plan primarily addresses action to deal with the possibility that Intrieve's system will be down for several days or weeks upon arrival of Year 2000. The Savings Bank has the ability to process transactions manually, if necessary, or can utilize off-line computer processes for a period of time until the Intrieve system would be available.

The Savings Bank has expended less than $10,000 through September 30, 1999, in connection with its year 2000 compliance program, and management does not anticipate additional significant expenditures.

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

         None.


ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:           None.

         Exhibits:

           27 Financial data schedule for the three months ended September 30, 1999.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:   November 12, 1999                  By:  /s/Robert R. Gerber
      -------------------------                 ------------------------------
                                                Robert R. Gerber
                                                President and
                                                Principal Financial Officer




Date:   November 12, 1999                  By:  /s/Larry D. Browning
      -------------------------                 ------------------------------
                                                Larry D. Browning
                                                Chief Financial Officer