Form 10QSB
period 1999-12-31
FFD FINANCIAL CORP/OH
filed 2000-02-09
CIK 1006177

FORM 10-QSB

                    U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes   X                                                No


As of February 7, 2000, the latest practicable date, 1,412,283 shares of the registrant's common stock, without par value, were issued and outstanding.










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

                            FFD Financial Corporation
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                1999                1999
Cash and due from banks                                                                   $   1,885         $       844
Interest-bearing deposits in other financial institutions                                     1,828               2,167
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,713               3,011

Investment securities available for sale - at market                                          2,865               2,924
Mortgage-backed securities available for sale - at market                                     9,711              10,978
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $4,505 and $4,907 as of
  December 31, 1999 and June 30, 1999                                                         4,419               4,779
Loans receivable - net                                                                       96,230              86,417
Loans held for sale                                                                             863                 965
Office premises and equipment - at depreciated cost                                           1,308               1,364
Federal Home Loan Bank stock - at cost                                                        1,603               1,201
Accrued interest receivable                                                                     378                 329
Prepaid expenses and other assets                                                                68                 209
Prepaid federal income taxes                                                                     95                 116
                                                                                            -------             -------

         Total assets                                                                      $121,253            $112,293
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                                  $  73,091           $  72,025
Advances from the Federal Home Loan Bank                                                     31,545              23,616
Securities sold under agreements to repurchase                                                  186                 -
Accrued interest payable                                                                        183                 146
Other liabilities                                                                               181                 250
Deferred federal income taxes                                                                    21                  52
                                                                                            -------              ------
         Total liabilities                                                                  105,207              96,089

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                     -                    -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                       -                    -
  Additional paid-in capital                                                                  7,847               7,798
  Retained earnings - restricted                                                             10,013               9,850
  Accumulated comprehensive losses, unrealized losses
    on securities designated as available for sale,
    net of related tax effects                                                                 (279)               (216)
  Shares acquired by stock benefit plans                                                     (1,024)             (1,207)
  Less 42,467 and 1,334 shares of treasury stock - at cost                                     (511)                (21)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,046              16,204
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $121,253            $112,293
                                                                                            =======             =======

                            FFD Financial Corporation
                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)


                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       1999         1998              1999         1998
Interest income
  Loans                                                              $3,305       $2,677            $1,708       $1,359
  Mortgage-backed securities                                            568          517               275          279
  Investment securities, interest-bearing
    deposits and other                                                   71          128                39           59
                                                                      -----        -----             -----        -----
         Total interest income                                        3,944        3,322             2,022        1,697

Interest expense
  Deposits                                                            1,528        1,507               766          755
  Borrowings                                                            689          391               387          224
                                                                      -----        -----             -----       ------
         Total interest expense                                       2,217        1,898             1,153          979
                                                                      -----        -----             -----       ------

         Net interest income                                          1,727        1,424               869          718

Provision for losses on loans                                            31          -                  22           -
                                                                      -----        -----             -----        -----

         Net interest income after
         provision for losses on loans                                1,696        1,424               847          718

Other income
  Gain on sale of loans                                                   6           43                 1           43
  Other operating                                                        70           74                37           49
                                                                      -----        -----             -----        -----
         Total other income                                              76          117                38           92

General, administrative and other expense
  Employee compensation and benefits                                    574          623               289          315
  Occupancy and equipment                                               115          115                57           56
  Federal deposit insurance premiums                                     18           18                 8            9
  Franchise taxes                                                       137          134                69           64
  Data processing                                                        88           88                46           45
  Other operating                                                       229          196               110          115
                                                                      -----        -----            ------        -----
         Total general, administrative and other expense              1,161        1,174               579          604
                                                                      -----        -----            ------        -----

         Earnings before income taxes                                   611          367               306          206

Federal income taxes
  Current                                                               202          (12)              120           57
  Deferred                                                                2          133              ( 20)           9
                                                                      -----       ------             -----        -----
         Total federal income taxes                                     204          121               100           66
                                                                      -----       ------             -----        -----

         NET EARNINGS                                                $  407      $   246            $  206      $   140
                                                                      =====       ======             =====        =====

         EARNINGS PER SHARE
           Basic                                                     $  .30      $   .18            $  .16       $  .10
                                                                      =====       ======             =====        =====

           Diluted                                                   $  .30      $   .18            $  .15       $  .10
                                                                      =====       ======             =====        =====

                            FFD Financial Corporation
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the six months             For the three months
                                                                      ended December 31,              ended December 31,
                                                                     1999           1998            1999           1998
Net earnings                                                        $ 407           $246           $ 206           $140

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax of $32, $30, $14
    and $5 for the respective periods                                 (63)            58            ( 28)           (10)
                                                                     ----            ---            ----            ---

Comprehensive income                                                $ 344           $304           $ 178           $130
                                                                     ====            ===            ====            ===

Accumulated comprehensive income (loss)                             $(279)          $198           $(279)          $198
                                                                     ====            ===            ====            ===

                            FFD Financial Corporation
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1999              1998
Cash flows from operating activities:
  Net earnings for the period                                                                $    407         $     246
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             25                18
    Amortization of deferred loan origination fees                                                (18)              (40)
    Depreciation and amortization                                                                  62                66
    Provision for losses on loans                                                                  31                 -
    Amortization expense of stock benefit plans                                                   245               375
    Gain on sale of loans                                                                          (1)               (6)
    Proceeds from sale of loans                                                                 1,381             4,633
    Loans originated for sale in the secondary market                                          (1,278)           (4,627)
    Federal Home Loan Bank stock dividends                                                        (47)              (34)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (49)               35
      Prepaid expenses and other assets                                                           141               161
      Accrued interest payable                                                                     37               (32)
      Other liabilities                                                                           (69)              (44)
      Federal income taxes
        Current                                                                                    21              (441)
        Deferred                                                                                    2               133
                                                                                              -------           -------
         Net cash provided by operating activities                                                890               507

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                -                4,975
  Purchase of investment securities                                                              -               (1,500)
  Purchase of mortgage-backed securities                                                         -               (9,633)
  Principal repayments on mortgage-backed securities                                            1,565               806
  Loan principal repayments                                                                     4,738             5,955
  Loan disbursements                                                                          (14,564)          (13,359)
  Purchase of stock in Federal Home Loan Bank                                                    (355)             (151)
  Purchase of office premises and equipment                                                        (6)              (92)
                                                                                              -------           -------
         Net cash used in investing activities                                                 (8,622)          (12,999)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,066             5,824
  Proceeds from securities sold under agreements to repurchase                                    186               435
  Proceeds from Federal Home Loan Bank advances                                                30,118             9,500
  Repayment of Federal Home Loan Bank advances                                                (22,189)               (1)
  Proceeds from other borrowed money                                                             -                  300
  Proceeds from exercise of stock options                                                          26                32
  Purchase of treasury shares                                                                    (529)               -
  Dividends on common stock                                                                      (244)             (217)
                                                                                              -------           -------
         Net cash provided by financing activities                                              8,434            15,873
                                                                                              -------           -------

Net increase in cash and cash equivalents                                                         702             3,381
Cash and cash equivalents at beginning of period                                                3,011             1,633
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                   $  3,713          $  5,014
                                                                                              =======           =======

                            FFD Financial Corporation
                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 1999              1998
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  248            $  434
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,180            $1,866
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                           $  (63)           $   58
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $    5            $   37
                                                                                                =====             =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the six and three months ended December 31, 1999 and 1998


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and six month periods ended December 31, 1999, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                            FFD Financial Corporation

          For the six and three months ended December 31, 1999 and 1998


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

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 85,744 unallocated ESOP shares, totaled 1,347,897 and 1,329,068 for the six and three month periods ended December 31, 1999. Weighted-average common shares deemed outstanding, which gives effect to 98,861 unallocated ESOP shares, totaled 1,346,965 and 1,347,441 for the six and three month periods ended December 31, 1998.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,367,278 and 1,339,342 for the six and three month periods ended December 31, 1999, and 1,394,981 and 1,388,912 for the six and three month periods ended December 31, 1998. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 19,381 and 10,274 for the six and three month periods ended December 31, 1999, and 48,016 and 41,471 for the six and three month periods ended December 31, 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Note Regarding Forward-Looking Statements

In addition to historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances, the Corporation's operations and the Corporation's actual results could differ significantly from those discussed in the forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein but also include changes in the economy and interest rates in the nation and the Corporation's market area generally.

Some of the forward-looking statements included herein are the statements regarding management's determination of the amount and adequacy of allowance for losses on loans and the effect of certain recent accounting pronouncements.


Discussion  of  Financial  Condition  Changes from June 30, 1999 to December 31,
1999

The Corporation's total assets at December 31, 1999, amounted to $121.3 million, a $9.0 million, or 8.0%, increase over the total at June 30, 1999. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $7.9 million and growth in deposits of $1.1 million.

Cash and cash equivalents and investment securities totaled $6.6 million at December 31, 1999, an increase of $643,000, or 10.8%, over the total at June 30, 1999.

Mortgage-backed securities totaled $14.1 million at December 31, 1999, a $1.6 million, or 10.3%, decrease from the total at June 30, 1999. This decrease resulted primarily from principal repayments.

Loans receivable totaled $97.1 million at December 31, 1999, an increase of $9.7 million, or 11.1%, over the June 30, 1999 total. Loan disbursements during the period totaled $15.8 million, which were partially offset by principal repayments of $4.7 million and loans sold in the secondary market totaling $1.4 million. Loans secured by nonresidential real estate, which amounted to $24.3 million at December 31, 1999, accounted for most of the growth in the loan portfolio. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Savings Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $299,000 and $269,000 at December 31, 1999 and June 30, 1999, which represented .31% and .30% of total loans and 151.8% and 1,793.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $197,000 and $15,000 at December 31, 1999, and June 30, 1999,
respectively. Although management believes that its allowance for loan losses at December 31, 1999, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 1999 to December 31, 1999 (continued)

Deposits totaled $73.1 million at December 31, 1999, a $1.1 million, or 1.5%, increase over total deposits at June 30, 1999. FHLB advances totaled $31.5 million at December 31, 1999, a $7.9 million, or 33.6%, increase over June 30, 1999. Proceeds from the increase in deposits and borrowings were primarily used to fund loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 1999, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998

General

The Corporation's net earnings totaled $407,000 for the six months ended December 31, 1999, an increase of $161,000, or 65.4%, over the net earnings of $246,000 recorded in the comparable period in 1998. The increase in net earnings resulted primarily from an increase of $303,000 in net interest income and a decrease of $13,000 in general, administrative and other expense, which were offset by a decrease of $41,000 in other income, an increase of $31,000 in the provision for losses on loans, and an increase of $83,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $622,000, or 18.7%, to a total of $3.9 million for the six months ended December 31, 1999, compared to the six month period ended December 31, 1998. Interest income on loans increased by $628,000, or 23.5%, due primarily to an increase of approximately $17.7 million, or 23.8%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities increased by $51,000, or 9.9%, due primarily to a 121 basis point increase in the yield earned on such securities, which was partially offset by a $1.2 million decline in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $57,000, or 44.5%, due primarily to a decrease in the yield earned on such investments.

Interest expense on deposits increased by $21,000, or 1.4%, for the six months ended December 31, 1999, compared to the same period in 1998, due primarily to an approximate $400,000 increase in the average deposit portfolio balance outstanding, which was partially offset by a decrease in the average cost of deposits.

Interest expense on borrowings increased by $298,000, or 76.2%, due primarily to an increase in the average balance of advances outstanding of approximately $9.8 million, or 56.4%, year to year.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 1999 and 1998 (continued)

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $303,000, or 21.3%, for the six months ended December 31, 1999, compared to the same period in 1998. The interest rate spread amounted to approximately 2.53% for the six month period ended December 31, 1999, compared to 2.30% for the 1998 period, while the net interest margin was approximately 3.06% and 3.46% for the six month periods ended December 31, 1999 and 1998, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $31,000 during the six month period ended December 31, 1999. The current period provision was predicated primarily upon growth in the portfolio of loans secured by non-residential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $76,000 for the six months ended December 31, 1999, a decrease of $41,000, or 35.0%, from the 1998 total. The decrease was due primarily to a $37,000 decline in gain on sale of loans, coupled with a $4,000, or 5.4%, decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the six months ended December 31, 1999, a decrease of $13,000, or 1.1%, compared to the same period in 1998. The decrease in general, administrative and other expense resulted primarily from a $49,000, or 7.9%, decrease in employee compensation and benefits, which was partially offset by an increase of $33,000, or 16.8%, in other operating expenses. The decrease in employee compensation and benefits resulted primarily from a decrease in costs related to stock benefit plans, due to fluctuations in the fair value of the Corporation's stock, partially offset by normal merit increases year to year. The increase in other operating expense was comprised primarily of increases in ATM charges and pro-rata increases in other operating expenses related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $204,000 for the six months ended December 31, 1999, an increase of $83,000, or 68.6%, over the same period in 1998. The increase resulted primarily from a $244,000, or 66.5%, increase in earnings before taxes. The effective tax rates were 33.4% and 33.0% for the six months ended December 31, 1999 and 1998, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998

General

The Corporation's net earnings totaled $206,000 for the three months ended December 31, 1999, an increase of $66,000, or 47.1%, over the net earnings of $140,000 recorded in the comparable period in 1998. The increase in net earnings resulted primarily from an increase of $151,000 in net interest income and a decrease of $25,000 in general, administrative and other expense, which were partially offset by a decrease of $54,000 in other income and an increase of $34,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $325,000, or 19.2%, to a total of $2.0 million for the three months ended December 31, 1999, compared to the three month period ended December 31, 1998. Interest income on loans increased by $349,000, or 25.7%, due primarily to an increase of approximately $18.3 million, or 24.1%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $4,000, or 1.4%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $20,000, or 33.9%, due primarily to a decrease in the related investment balance and a decrease in the yield earned on such investments.

Interest expense on deposits increased by $11,000, or 1.6%, for the six months ended December 31, 1999, compared to the same period in 1998, due primarily to an approximate $7.8 million increase in the average deposit portfolio balance outstanding, which was partially offset by a decrease in the average cost of deposits.

Interest expense on borrowings increased by $163,000, or 72.8%, due primarily to an increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $151,000, or 21.0%, for the three months ended December 31, 1999, compared to the same period in 1998.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $22,000 during the three month period ended December 31, 1999. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by non-residential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 1999 and 1998 (continued)

Other Income

Other income totaled $38,000 the three months ended December 31, 1999, a decrease of $54,000, or 58.7%, from the 1998 total. The decrease was due primarily to a decrease of $42,000 in gain on sale of loans, coupled with a $12,000, or 24.5%, decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $579,000 for the three months ended December 31, 1999, a decrease of $25,000, or 4.1%, compared to the same period in 1998. The decrease in general, administrative and other expense resulted primarily from a $26,000, or 8.3%, decrease in employee compensation and benefits, primarily related to a reduction in costs associated with the stock benefit plans, due to fluctuations in the fair value of the Corporation's stock.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $100,000 for the three months ended December 31, 1999, an increase of $34,000, or 51.5%, over the same period in 1998. The increase resulted primarily from a $100,000, or 48.5%, increase in earnings before taxes. The effective tax rates were 32.7% and 32.0% for the three months ended December 31, 1999 and 1998, respectively.

Year 2000 Compliance Matters

During the periods leading up to January 1, 2000, the Savings Bank addressed the potential problems associated with the possibility that the computers that control or operate the Savings Bank's information technology system and infrastructure may not have been programmed to read four-digit date codes and, upon arrival of the year 2000, may have recognized the two-digit code "00" as the year 1900, causing systems to fail to function or to generate erroneous data.

The Savings Bank expended less than $10,000 through the periods ended December 31, 1999, in connection with its Year 2000 compliance program. The Savings Bank experienced no significant problems related to its information technology systems upon arrival of the Year 2000, nor was there any interruption in service to its customers of any kind.

The Savings Bank could incur losses if Year 2000 issues adversely affect its depositors or borrowers. Such problems could include delayed loan payments due to Year 2000 problems affecting any significant borrowers or impairing the payroll systems of large employers in the Savings Bank's primary market area. Because the Savings Bank's loan portfolio is highly diversified with regard to individual borrowers and types of businesses, the Savings Bank does not expect, and to date has not realized, any significant or prolonged difficulties that will affect net earning or cash flow.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

         On October 19, 1999, the Annual Meeting of the Corporation's Shareholders was held. Each of the three directors nominated were elected to terms expiring in 2001 by the following votes:

         J. Richard Gray           For:  1,246,135       Withheld:  16,200
         Roy O. Mitchell, Jr.      For:  1,211,766       Withheld:  50,569
         Robert D. Sensel          For:  1,236,317       Withheld:  26,018

         One other matter was submitted to the shareholders, for which the following votes were cast:

         Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2000.

            For:  1,246,562       Against:  9,448       Abstain:  6,325

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K:        None.

         Exhibits:

           27 Financial data schedule for the six months ended December 31, 1999.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:  February 8, 2000                     By:  /s/Robert R. Gerber
                                                 -------------------
                                                   Robert R. Gerber
                                                   President





Date:  February 8, 2000                     By:  /s/Larry D. Browning
                                                 --------------------
                                                   Larry D. Browning
                                                   Chief Financial Officer