Form 10QSB
period 2000-03-31
FFD FINANCIAL CORP/OH
filed 2000-05-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              March 31, 2000
                                -------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                      0-27916
                         ---------------------------

                            FFD FINANCIAL CORPORATION
---------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                       34-1921148
-------------------------------                -----------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
---------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 364-7777
---------------------------------------------------------------------------
                           (Issuer's telephone number)

---------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2000 - 1,412,283 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]




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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2000                1999
Cash and due from banks                                                                    $  1,176            $    844
Interest-bearing deposits in other financial institutions                                     2,122               2,167
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,298               3,011

Investment securities available for sale - at market                                          2,877               2,924
Mortgage-backed securities available for sale - at market                                     9,442              10,978
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $4,360 and $4,907 as of
  March 31, 2000 and June 30, 1999                                                            4,309               4,779
Loans receivable - net                                                                      100,383              86,417
Loans held for sale                                                                             831                 965
Office premises and equipment - at depreciated cost                                           1,280               1,364
Federal Home Loan Bank stock - at cost                                                        1,630               1,201
Accrued interest receivable                                                                     417                 329
Prepaid expenses and other assets                                                               164                 209
Prepaid federal income taxes                                                                     62                 116
                                                                                            -------             -------

         Total assets                                                                      $124,693            $112,293
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDER' EQUITY

Deposits                                                                                   $ 77,254            $ 72,025
Advances from the Federal Home Loan Bank                                                     30,528              23,616
Securities sold under agreements to repurchase                                                  287                  -
Accrued interest payable                                                                        183                 146
Other liabilities                                                                               252                 250
Deferred federal income taxes                                                                    44                  52
                                                                                            -------             -------
         Total liabilities                                                                  108,548              96,089

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,862               7,798
  Retained earnings - restricted                                                             10,116               9,850
  Accumulated comprehensive losses, unrealized losses
    on securities designated as available for sale,
    net of related tax effects                                                                 (293)               (216)
  Shares acquired by stock benefit plans                                                     (1,029)             (1,207)
  Less 42,467 and 1,334 shares of treasury stock - at cost                                     (511)                (21)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,145              16,204
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $124,693            $112,293
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                         For the nine months         For the three months
                                                                           ended March 31,              ended March 31,
                                                                         2000         1999            2000         1999
Interest income
  Loans                                                                $5,119       $4,090          $1,814       $1,413
  Mortgage-backed securities                                              706          809             230          292
  Investment securities, interest-bearing deposits and other              252          192              89           64
                                                                        -----        -----           -----        -----
         Total interest income                                          6,077        5,091           2,133        1,769

Interest expense
  Deposits                                                              2,321        2,237             793          730
  Borrowings                                                            1,128          678             439          287
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,449        2,915           1,232        1,017
                                                                        -----        -----           -----        -----

         Net interest income before provision
           for losses on loans                                          2,628        2,176             901          752

Provision for losses on loans                                              82           -               51           -
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,546        2,176             850          752

Other income
  Gain on sale of loans                                                    19           89              13           21
  Other operating                                                         101           86              31           37
                                                                        -----        -----           -----        -----
         Total other income                                               120          175              44           58

General, administrative and other expense
  Employee compensation and benefits                                      804          855             260          278
  Occupancy and equipment                                                 171          177              56           62
  Federal deposit insurance premiums                                       22           28               4           10
  Franchise taxes                                                         200          198              63           64
  Data processing                                                         138          139              50           51
  Other operating                                                         389          349             130          107
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,724        1,746             563          572
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                     942          605             331          238

Federal income taxes
  Current                                                                 280           79              78           91
  Deferred                                                                 32          123              30          (10)
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       312          202             108           81
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  630       $  403          $  223       $  157
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.47         $.30            $.17         $.12
                                                                          ===          ===             ===          ===

           Diluted                                                       $.46         $.29            $.16         $.11
                                                                          ===          ===             ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the nine months           For the three months
                                                                         ended March 31,               ended March 31,
                                                                     2000           1999            2000           1999
Net earnings                                                        $ 630           $403           $ 223           $157

Other comprehensive income, net of tax:
  Unrealized holding losses on securities
    during the period, net of tax of $(40),
    $(35), $(7) and $(64) for the respective
    periods                                                           (77)           (67)            (14)          (125)
                                                                     ----            ---            ----            ---

Comprehensive income                                                $ 553           $336           $ 209           $ 32
                                                                     ====            ===            ====            ===

Accumulated comprehensive income (loss)                             $(293)          $ 73           $(293)          $ 73
                                                                     ====            ===            ====            ===


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   630           $   403
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             38                28
    Amortization of deferred loan origination fees                                                (25)              (61)
    Depreciation and amortization                                                                  97                96
    Provision for losses on loans                                                                  82                -
    Amortization expense of stock benefit plans                                                   255               394
    Gain on sale of loans                                                                          (4)              (38)
    Proceeds from sale of loans                                                                 1,846             6,361
    Loans originated for sale in the secondary market                                          (1,708)           (6,323)
    Federal Home Loan Bank stock dividends                                                        (74)              (54)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (88)              (32)
      Prepaid expenses and other assets                                                            45                15
      Accrued interest payable                                                                     37                49
      Other liabilities                                                                             2               296
      Federal income taxes
        Current                                                                                    54              (349)
        Deferred                                                                                   32               123
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,219               908

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                                  -              4,975
  Purchase of investment securities                                                                -             (1,500)
  Purchase of mortgage-backed securities                                                           -            (11,633)
  Principal repayments on mortgage-backed securities                                            1,898             4,441
  Purchase of Federal Home Loan Bank stock                                                       (355)             (184)
  Loan principal repayments                                                                     6,564            10,893
  Loan disbursements                                                                          (20,587)          (21,812)
  Purchase of office premises and equipment                                                       (13)              (96)
                                                                                               ------            ------
         Net cash used in investing activities                                                (12,493)          (14,916)
                                                                                               ------            ------

         Net cash used in operating and investing
           activities (subtotal carried forward)                                              (11,274)          (14,008)
                                                                                               ------            ------


                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2000              1999
         Net cash used in operating and investing
           activities (subtotal brought forward)                                             $(11,274)         $(14,008)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              5,229             7,429
  Proceeds from securities sold under agreements to repurchase                                    287               724
  Proceeds from Federal Home Loan Bank advances                                                37,618            10,500
  Repayment of Federal Home Loan Bank advances                                                (30,706)               (8)
  Proceeds from other borrowed money                                                               -                300
  Repayment of other borrowed money                                                                -               (300)
  Proceeds from exercise of stock options                                                          26                32
  Purchase of treasury shares                                                                    (529)               -
  Dividends on common shares                                                                     (364)             (294)
                                                                                              -------           -------
         Net cash provided by financing activities                                             11,561            18,383
                                                                                              -------           -------

Net increase in cash and cash equivalents                                                         287             4,375

Cash and cash equivalents at beginning of period                                                3,011             1,633
                                                                                              -------           -------

Cash and cash equivalents at end of period                                                   $  3,298          $  6,008
                                                                                              =======           =======


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                     $    294          $    434
                                                                                              =======           =======

    Interest on deposits and borrowings                                                      $  3,412          $  2,866
                                                                                              =======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for
    sale, net of related tax effects                                                         $    (77)         $    (67)
                                                                                              =======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                             $     15          $     51
                                                                                              =======           =======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the nine and three months ended March 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 1999. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three and nine month periods ended March 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Savings Bank of Dover (the "Savings Bank" or "First Federal"). All significant intercompany items have been eliminated.

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

                            FFD Financial Corporation

           For the nine and three months ended March 31, 2000 and 1998


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

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 72,567 unallocated ESOP shares, totaled 1,345,170 and 1,339,656 for the nine and three month periods ended March 31, 2000, respectively. Weighted-average common shares deemed outstanding, which gives effect to 85,744 unallocated ESOP shares, totaled 1,352,195 and 1,363,006 for the nine and three month periods ended March 31, 1999, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,365,694 and 1,350,249 for the nine and three month periods ended March 31, 2000, respectively, and 1,395,392 and 1,394,389 for the nine and three month periods ended March 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 20,524 and 10,593 for the nine and three month periods ended March 31, 2000, respectively, and 43,197 and 31,383 for the nine and three month periods ended March 31, 1999, respectively.

    Options to purchase 25,507 and 18,635 shares of common stock with a respective weighted-average exercise price of $9.14 and $9.28 were outstanding at March 31, 2000 but were excluded from the computation of common share equivalents during the three and nine months ended March 31, 2000, respectively, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 1999 to March 31, 2000

The Corporation's total assets at March 31, 2000, amounted to $124.7 million, a $12.4 million, or 11.0%, increase over the total at June 30, 1999. This increase was funded primarily through an increase in advances from the Federal Home Loan Bank ("FHLB") of $6.9 million and growth in deposits of $5.2 million.

Cash and cash equivalents and investment securities totaled $6.2 million at March 31, 2000, an increase of $240,000, or 4.0%, over the total at June 30, 1999.

Mortgage-backed securities totaled $13.8 million at March 31, 2000, a $2.0 million, or 12.7%, decrease from the total at June 30, 1999. This decrease resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $101.2 million at March 31, 2000, an increase of $13.8 million, or 15.8%, over the June 30, 1999 total. Loan disbursements during the period totaled $22.3 million, which were partially offset by principal repayments of $6.6 million and loans sold in the secondary market totaling $1.8 million. Loans secured by nonresidential real estate, which amounted to $27.6 million at March 31, 2000 and $18.7 million at June 30, 1999, accounted for most of the growth in the loan portfolio. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Savings Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $351,000 and $269,000 at March 31, 2000 and June 30, 1999, which represented .35% and .30% of total loans and 172.9% and 1,793.3% of nonperforming loans at those respective dates. Nonperforming loans amounted to $203,000 and $15,000 at March 31, 2000, and June 30, 1999,
respectively. Although management believes that its allowance for loan losses at March 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $77.3 million at March 31, 2000, a $5.2 million, or 7.3%, increase over total deposits at June 30, 1999. FHLB advances totaled $30.5 million at March 31, 2000, a $6.9 million, or 29.3%, increase over June 30, 1999. Proceeds from the increase in deposits and borrowings were primarily used to fund loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2000, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999

General

The Corporation's net earnings totaled $630,000 for the nine months ended March 31, 2000, an increase of $227,000, or 56.3%, over the net earnings of $403,000 recorded in the comparable period in 1999. The increase in net earnings resulted primarily from an increase of $452,000 in net interest income and a decrease of $22,000 in general, administrative and other expense, which were partially offset by a decrease of $55,000 in other income, an increase of $82,000 in the provision for losses on loans, and an increase of $110,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $986,000, or 19.4%, to a total of $6.1 million for the nine months ended March 31, 2000, compared to the nine month period ended March 31, 1999. Interest income on loans increased by $1.0 million, or 25.2%, due primarily to an increase of approximately $18.0 million, or 23.7%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $103,000, or 12.7%, due primarily to a $2.2 million, or 13.2%, decline in the weighted-average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $60,000, or 31.3%, due primarily to a $405,000, or 7.0%, increase in the weighted-average balance outstanding coupled with a 100 basis point increase in the yield earned on such investments.

Interest expense on deposits increased by $84,000, or 3.8%, for the nine months ended March 31, 2000, compared to the same period in 1999, due primarily to an approximate by $7.6 million, or 11.5%, increase in the average deposit portfolio balance outstanding, which was partially offset by a 32 basis point decrease in the average cost of deposits, to 4.20% in the fiscal 2000 period. The decrease in the average cost of deposits resulted as growth in the deposit portfolio was concentrated in lower yielding transaction accounts.

Interest expense on borrowings increased by $450,000, or 66.4%, due primarily to an increase in the average balance of advances outstanding of approximately $9.1 million, or 48.1%, coupled with a 58 basis point increase in the cost of such funds year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $452,000, or 20.8%, for the nine months ended March 31, 2000, compared to the same period in 1999. The interest rate spread amounted to approximately 2.52% for the nine month period ended March 31, 2000, compared to 2.29% for the 1999 period, while the net interest margin was approximately 3.04% and 2.94% for the nine month periods ended March 31, 2000 and 1999, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine Month Periods Ended March 31, 2000 and 1999 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $82,000 during the nine month period ended March 31, 2000. The current period provision was predicated primarily upon growth in the portfolio of loans secured by non-residential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $120,000 for the nine months ended March 31, 2000, a decrease of $55,000, or 31.4%, from the 1999 period. The decrease was due primarily to a $70,000 decline in gain on sale of loans due to a decline in sales volume, which was partially offset by a $15,000, or 17.4%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.7 million for the nine months ended March 31, 2000, a decrease of $22,000, or 1.3%, compared to the same period in 1999. The decrease in general, administrative and other expense resulted primarily from a $51,000, or 6.0%, decrease in employee compensation and benefits, which was partially offset by an increase of $40,000, or 11.5%, in other operating expenses. The decrease in employee compensation and benefits resulted primarily from a decrease in costs related to stock benefit plans, due to fluctuations in the fair value of the Corporation's stock, which was partially offset by hiring additional personnel and normal merit increases year to year. The increase in other operating expense was comprised primarily of increases in ATM charges and pro-rata increases in other operating expenses related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $312,000 for the nine months ended March 31, 2000, an increase of $110,000, or 54.5%, over the same period in 1999. The increase resulted primarily from a $337,000, or 55.7%, increase in earnings before taxes. The effective tax rates were 33.1% and 33.4% for the nine months ended March 31, 2000 and 1999, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999

General

The Corporation's net earnings totaled $223,000 for the three months ended March 31, 2000, an increase of $66,000, or 42.0%, over the net earnings of $157,000 recorded in the comparable period in 1999. The increase in net earnings resulted primarily from an increase of $149,000 in net interest income and a decrease of $9,000 in general, administrative and other expense, which were offset by an increase of $51,000 in the provision for losses on loans, a decrease of $14,000 in other income and an increase of $27,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $364,000, or 20.6%, to a total of $2.1 million for the three months ended March 31, 2000, compared to the three month period ended March 31, 2000. Interest income on loans increased by $401,000, or 28.4%, due primarily to an increase of approximately $18.9 million, or 23.6%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $62,000, or 21.2%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $25,000, or 39.1%, due primarily to a $663,000, or 11.4%, increase in the weighted-average outstanding balance coupled with a 110 basis point increase in the yield earned on such investments.

Interest expense on deposits increased by $63,000, or 8.6%, for the three months ended March 31, 2000, compared to the same period in 1999, due primarily to an approximate $6.6 million increase in the average deposit portfolio balance outstanding, which was partially offset by a decrease in the average cost of deposits.

Interest expense on borrowings increased by $152,000, or 53.0%, due to an $8.2 million, or 35.4%, increase in the average balance of advances outstanding coupled with a 65 basis point increase in the cost of such funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $149,000, or 19.8%, for the three months ended March 31, 2000, compared to the same period in 1999.

Provision for Losses on Loans

Management elected to record a provision for losses on loans totaling $51,000 during the three month period ended March 31, 2000. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by non-residential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended March 31, 2000 and 1999 (continued)

Other Income

Other income totaled $44,000 the three months ended March 31, 2000, a decrease of $14,000, or 24.1%, from the 1999 total. The decrease was due primarily to a decrease of $8,000, or 38.1%, in gain on sale of loans, coupled with a $6,000, or 16.2%, decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $563,000 for the three months ended March 31, 2000, a decrease of $9,000, or 1.6%, compared to the same period in 1999. The decrease in general, administrative and other expense resulted primarily from a $18,000, or 6.5%, decrease in employee compensation and benefits, primarily related to a reduction in costs associated with the stock benefit plans, due to fluctuations in the fair value of the Corporation's stock, which was partially offset by a $23,000, or 21.5%, increase in other operating expense. The increase in other operating expenses was comprised primarily of increase in ATM charges and pro-rata increases in other operating expenses related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $108,000 for the three months ended March 31, 2000, an increase of $27,000, or 33.3%, over the same period in 1999. The increase resulted primarily from a $93,000, or 39.1%, increase in earnings before taxes. The effective tax rates were 32.6% and 34.0% for the three months ended March 31, 2000 and 1999, respectively.

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

         None

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits:

                 27 Financial data schedule for the nine months ended March 31, 2000.


         (b)  Reports on Form 8-K:          None.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    May 12, 2000                          By:  /s/Robert R. Gerber
       --------------------------                   -------------------
                                                      Robert R. Gerber
                                                      President





Date:    May 12, 2000                          By:  /s/Larry D. Browning
       --------------------------                   --------------------
                                                      Larry D. Browning
                                                      Chief Financial Officer