Form 10KSB
period 2000-06-30
FFD FINANCIAL CORP/OH
filed 2000-09-28
CIK 1006177

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal Year Ended June 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
              ---------------------------------------------------
                 (Name of small business issuer in its charter)

            Ohio                                           34-1921148
--------------------------------                  ----------------------------
  (State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification Number)


                   321 North Wooster Avenue, Dover, Ohio 44622
           ---------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777
                          ----------------------------

         Securities registered under Section 12(b) of the Exchange Act:
                     None                                 None
             ---------------------                ----------------------
             (Title of each class)                (Name of each exchange
                                                    on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
            ---------------------------------------------------------
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended June 30, 2000, were $8.5 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $10.9 million on September 25, 2000.

     1,391,383 of the registrant's common shares were issued and outstanding on September 25, 2000.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2000.

Part III of Form 10-KSB - Portions of the Proxy Statement for 2000 Annual Meeting of Shareholders.

                                     PART I

Item 1.       Description of Business

General

         FFD Financial Corporation ("FFD") is a unitary savings and loan holding company organized under Ohio law which owns all of the issued and outstanding common shares of First Federal Savings Bank of Dover ("First Federal"), a federal savings bank. On April 2, 1996, FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank (the "Conversion").

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

         First Federal is principally engaged in the business of making permanent first mortgage loans secured by one- to four-family residential real estate located in Tuscarawas County, Ohio. First Federal also originates construction loans, commercial loans, consumer loans and loans secured by multifamily real estate (over four units), nonresidential real estate and land. Loan funds are obtained primarily from savings deposits and loan repayments. In addition, advances from the FHLB of Cincinnati are utilized when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

         Interest on loans, mortgage-backed securities and investments is First Federal's primary source of income. First Federal's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on the net interest income of First Federal, which is the difference between interest earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. Like most thrift institutions, First Federal's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

Lending Activities

         General. First Federal's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in First Federal's primary market area. First Federal also offers loans secured by multifamily properties containing five units or more and nonresidential properties. First Federal also originates commercial loans for businesses located in its primary market area and issues letters of credit for commercial, business or agricultural purposes, other than loans secured by real estate, as well as various types of consumer loans.

         Loan Portfolio Composition. The following table presents certain information with respect to the composition of First Federal's loan portfolio at the dates indicated:

                                                            At June 30,
                                        2000                  1999                 1998
                                        --------              --------             ----
                                              Percent               Percent              Percent
                                              of total             of total             of total
                                    Amount     loans     Amount      loans     Amount     loans
                                    ------     -----     ------      -----     ------     -----
                                                      (Dollars in thousands)
One- to four-family                $ 66,210      63.8%    $63,182     71.5%     $62,010    85.4%
Multifamily                             785       0.8         721      0.8        1,058     1.4
Construction                          1,551       1.5       1,921      2.1        1,572     2.2
Nonresidential and land               1,504       1.4       1,925      2.2          763     1.1
Commercial                           30,723      29.6      18,989     21.5                  8.2
                                                                                  5,959
Consumer and other                    2,966       2.9       1,650      1.9        1,263     1.7
                                    -------     -----      ------    -----       ------   -----

   Total loans                      103,739     100.0%     88,388    100.0%      72,625   100.0%
                                                =====                =====                =====

Less:
Undisbursed portion of loans in
  process                             1,200                 1,560                 1,079
Deferred loan origination fees           46                   142                   286
Allowance for losses on loans           375                   269                   270
                                    -------                ------                ------

   Loans receivable, net           $102,118               $86,417               $70,990
                                    =======                ======                ======


         Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2000, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                           Due during the year ending       Due 4-5      Due 6-10     Due 11-15     Due 15 or
                                     June 30,                years         years        years       more years
                             ---------------------------     after         after        after         after
                               2001      2002     2003      6/30/00       6/30/00      6/30/00       6/30/00        Total
                               ----      ----     ----      -------       -------      -------       -------       -------

                                                                   (In thousands)
Residential real estate (1)   $5,533    $   30   $   76      $  251        $2,795      $16,501        $43,360      $ 68,546
Commercial loans               3,668       992      776       2,587         5,162        8,907          8,631        30,723
Nonresidential and land          -          11        -         152           222          423            696         1,504
Consumer loans                   779       197      226         848           598          170            148         2,966
                               -----     -----    -----       -----         -----       ------         ------       -------
   Total loans                $9,980    $1,230   $1,078      $3,838        $8,777      $26,001        $52,835      $103,739
                               =====     =====    =====       =====         =====       ======         ======       =======

--------------------------

(1)  Includes one- to four-family, multifamily and construction loans.


         The following table sets forth the dollar amount of all loans due after June 30, 2001, which have predetermined interest rates and which have floating or adjustable interest rates:

                                                  Due after June 30, 2001
                                                 -----------------------
                                                     (In thousands)
  Fixed rate of interest                                 $17,112
  Adjustable rate of interest                             76,647
                                                          ------
                                                         $93,759
                                                          ======


         One- to Four-Family Residential Real Estate Loans. The primary lending activity of First Federal has been the origination of permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County. First Federal also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans equaled approximately $66.2 million, or 63.8% of total loans, at June 30, 2000.

         First Federal offers adjustable-rate mortgage loans ("ARMs") for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years, although most of the ARMs originated by First Federal are one-year ARMs. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. Some of First Federal's ARMs have a maximum adjustment of 6% over the term of the loan.

         Adjustable-rate mortgage loans decrease First Federal's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower rises to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. First Federal believes that these risks have not had a material adverse effect on First Federal to date.

         First Federal originates fixed-rate loans with terms of up to 15 years, although the majority of First Federal's fixed-rate loans are sold in the secondary market.

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

         Included in one- to four-family loans are lines of credit secured by the equity in the borrower's principal residence. First Federal makes home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans are secured by a second mortgage on the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2000, First Federal had $4.4 million in home equity loans.

         Multifamily Residential Real Estate Loans. In addition to loans on one- to four-family properties, First Federal originates loans secured by multifamily properties containing over four units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 80% for terms of up to 30 years.

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

         At June 30, 2000, loans secured by multifamily properties totaled approximately $785,000, or 0.8% of total loans.

         Construction Loans. First Federal makes loans for the construction of residential real estate. These loans are typically structured as permanent loans with adjustable rates of interest and terms of up to 30 years. Construction loans originated by First Federal are primarily made to owner-occupants for the construction of single-family homes by a general contractor, although First Federal also makes construction loans to developers for the construction of single-family homes.

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties due to the concentration of principal in a limited number of loans and borrowers and the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, construction loans are more difficult to evaluate and monitor. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         At June 30, 2000, a total of $1.6 million, or approximately 1.5%, of First Federal's total loans, consisted of construction loans.

         Nonresidential Real Estate and Land Loans. First Federal makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 30 years and a maximum LTV of 80%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 89%.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. None of First Federal's nonresidential real estate loans was nonperforming at June 30, 2000, 1999 or 1998.

         At June 30, 2000, First Federal had a total of $1.5 million invested in nonresidential real estate and land loans, including three participation interests purchased during the 1992 fiscal year. Such loans comprised approximately 1.4% of First Federal's total loans at such date.

         Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 2000, First Federal's nonresidential mortgage loans totaled 9.9% of First Federal's capital.

         Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by a security interest in real estate, inventory, accounts receivable, machinery or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of at least 85% and have adjustable interest rates.

         At June 30, 2000, First Federal had approximately $30.7 million, or 29.6% of total loans, invested in commercial loans. The increase in commercial loans from fiscal year ended June 30, 1999, was the result of management's concerted effort to grow the loan portfolio in order to increase the yield on interest earning assets.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. The collateral for commercial loans generally consists of real estate. At June 30, 2000, none of First Federal's commercial loans were classified assets under OTS regulations.

         Consumer Loans. First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts and motor vehicles. Consumer loans are made at fixed or adjustable rates of interest. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years. Consumer loans may entail greater credit risk than residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although First Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase.

         At June 30, 2000, First Federal had approximately $3.0 million, or 2.9% of its total loans, invested in consumer loans.

         Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper, television, and radio advertisements, solicitations by First Federal's lending staff and walk-in customers.

         Loan applications for real estate loans are taken by loan personnel. First Federal typically obtains a credit report, verification of income and other documentation concerning the creditworthiness of the borrower. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the application for a loan is submitted for review in accordance with First Federal's underwriting guidelines. The full Board of Directors ratifies all loans.

         Under First Federal's current loan guidelines, if a real estate loan application is approved, First Federal usually obtains title insurance on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney's opinion for single-family loans. First Federal requires borrowers to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name First Federal as an insured mortgagee.

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

         Loan Originations, Purchases and Sales. Currently, First Federal is originating both fixed-rate and adjustable-rate loans for its portfolio. During the fiscal year ended June 30, 1999, First Federal began to sell fixed-rate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). When a mortgage loan is sold, First Federal services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. During the year ended June 30, 2000, First Federal sold approximately $2.4 million in loans to the FHLMC.

         The following table presents the activity in First Federal's loan portfolio, including loans held for sale, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions, but no loans were purchased during the periods presented. See "Nonresidential Real Estate and Land Loans."

                                                           Year ended June 30,
                                                   2000             1999             1998
                                                  ------           ------           ------
                                                              (In thousands)
Loans originated:
   One- to four-family                           $ 9,773         $21,534           $19,424
   Construction                                    1,502           2,880             2,391
   Nonresidential and land                         2,182              63               867
   Commercial                                     20,191          14,993             5,951
   Consumer                                        1,678           1,470               606
                                                  ------          ------            ------
     Total loans originated                       35,326          40,940            29,239

Principal repayments                              17,338          17,172            13,826
Principal sold                                     2,350           7,433                 -
Increase (decrease) in other items, net (1)          (81)             57                73
                                                  ------          ------            ------
Net increase in loans receivable                 $15,557         $16,392           $15,486
                                                  ======          ======            ======

-----------------------------

(1) Other items consist of amortization of deferred loan origination fees, the provision for losses on loans and the recognition and amortization of mortgage servicing rights.


         OTS regulations impose a limit on the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans to one borrower of up to $500,000. In addition, the OTS, under certain circumstances, may permit exceptions to the lending limit on a case-by-case basis.

         Based on the 15% limit, First Federal was able to lend approximately $2.4 million to one borrower at June 30, 2000. The largest loan First Federal had outstanding to one borrower at June 30, 2000, was $1.8 million. This loan was secured by a hotel in New Philadelphia, Ohio.

         Loan Origination and Other Fees. First Federal realizes loan origination fees and other fee income from its lending activities, including late payment charges, application fees and fees for other miscellaneous services.

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

         To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, it initially records the property at the lower of cost or fair value of the real estate, less estimated costs to sell. First Federal records real estate loss provisions if the property's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2000.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                     June 30, 2000                   June 30, 1999                     June 30, 1998
                            -----------------------------    ----------------------------     ----------------------------
                                                  Percent                         Percent                          Percent
                                                 of total                        of total                         of total
                            Number     Amount      loans     Number    Amount      loans      Number     Amount     loans
                            ------     ------    --------   ------     ------    --------    ------     ------    --------
                                                                (Dollars in thousands)
 Loans delinquent for:
    30 - 59 days              13         $437       .42%        6        $248       .28%         2        $  75      .10%
    60 - 89 days               -            -        -         13         178       .20          7          193      .27
    90 days and over           2          225       .22         4          15       .02          5           82      .11
                              --          ---       ---        --         ---       ---         --          ---      ---
 Total delinquent loans       15         $662       .64%       23        $441       .50%        14         $350      .48%
                              ==          ===       ===        ==         ===       ===         ==          ===      ===


         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal ceases to accrue interest on real estate loans that are delinquent 90 days or more. The accrual of interest may stop before a loan is 90 days delinquent if the collateral value is not adequate, in the opinion of management, to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when, in the judgment of management, the collection of interest on loans contractually past due is unlikely.

         The following table sets forth information with respect to First Federal's nonaccruing loans at the dates indicated. First Federal had no other nonperforming assets at any of the dates presented.

                                                                 At June 30,
                                                    2000             1999            1998
                                                   -----             ----            ----
                                                           (Dollars in thousands)
Total nonaccrual loans                              $225              $  -             $ 82
                                                     ===               ===              ===

Total loans delinquent 90 days or more and
   still accruing                                   $  -              $ 15             $  -
                                                     ===               ===              ===

Total nonperforming loans                           $225              $ 15             $ 82
                                                     ===               ===              ===

Allowance for losses on loans                       $375              $269             $270
                                                     ===               ===             ===

Nonperforming loans as a percent of total
   loans                                             .22%              .02%             .13%

Allowance for losses on loans as a percent
   of nonperforming loans                         166.67%         1,793.33%          329.27%


         For the year ended June 30, 2000, interest income of $12,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

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

         The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                                  At June 30,
                                        2000        1999           1998
                                        ----        ----           ----
                                               (In thousands)
Classified assets:
  Substandard                           $115        $  -            $93
                                         ===         ===             ==


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

     The commercial loans are generally deemed to entail significantly greater risk than residential real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of the business, which can be affected by economic conditions.

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

         The following table sets forth an analysis of First Federal's allowance for losses on loans for the periods indicated:

                                                             Year ended June 30,
                                                    2000             1999               1998
                                                    ----             ----               ----
                                                             (Dollars in thousands)
Balance at beginning of period                       $269              $270             $270
Charge-offs                                             -                (1)               -
Provision for losses on loans                         106                 -                -
                                                      ---               ---              ---
Balance at end of period                             $375              $269             $270
                                                      ===               ===              ===


Ratio of net charge-offs to average loans
   outstanding during the period                        -                 -                -

Ratio of allowance for loan losses to total
   loans                                             0.36%             0.30%            0.37%


         The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                                 At June 30,
                                    2000                             1999                            1998
                           -------------------------      -------------------------      -------------------------
                                        Percent of                      Percent of                     Percent of
                                      loans in each                    loans in each                 loans in each
                                       category to                      category to                   category to
                           Amount       total loans       Amount        total loans       Amount       total loans
                           ------    ---------------      ------     ----------------     ------    --------------
                                                            (Dollars in thousands)
Balance at year end
applicable to:
   Real estate loans         $140          67.5%           $142            76.6%            $142          90.1%
   Consumer loans              18           2.9               3             1.9                4           1.7
   Commercial loans           206          29.6             111            21.5               39           8.2
   Unallocated                 11            -               13              -                85            -
                              ---         -----             ---           -----              ---         -----
     Total                   $375         100.0%           $269           100.0%            $270         100.0%
                              ===         =====             ===           =====              ===         =====

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

         First Federal maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, Government National Mortgage Association ("GNMA") and FNMA participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, GNMA and FNMA securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by First Federal, management believes they are a prudent investment alternative during periods of decreased loan demand.

         The following table sets forth the composition of First Federal's investment securities portfolio, including those designated as available for sale, and mortgage-backed securities at the dates indicated:

                                                                   At June 30,
                                             2000                                        1999
                                             ----                                        ----

                                  Amortized    % of     Market      % of      Amortized    % of     Market    % of
                                    cost      total      value      total       cost       total    value     total
                                  --------    -----    -------      -----     --------     -----   -------    -----
                                                              (Dollars in thousands)
Investment securities designated
  as held to maturity:
    U.S. Government agency
      obligations                  $     -       - %   $     -         - %   $     -         - %   $     -        - %
 Investment securities designated
 as available for sale:
   U.S. Government and
      agency obligations             3,000     18.0      2,875       17.7      3,000       15.8       2,924     15.5
    FHLMC stock                          -       -           -         -           -         -            -       -
                                    ------    -----     ------      -----     ------      -----      ------    -----
 Total investment securities         3,000     18.0      2,875       17.7      3,000       15.8       2,924     15.5

 Mortgage-backed securities
    designated as held to            4,189     25.1      4,188       25.9      4,779       25.1       4,907     26.1
    maturity
 Mortgage-backed securities
    designated as available
    for sale                         9,518     56.9      9,135       56.4     11,230       59.1      10,978     58.4
                                    ------    -----     ------      -----     ------      -----      ------    -----

 Total mortgage-backed
     securities                     13,707     82.0     13,323       82.3     16,009       84.2      15,885     84.5
                                    ------    -----     ------      -----     ------      -----      ------    -----

 Total investment securities
    and mortgage-backed
    securities                     $16,707    100.0%   $16,198      100.0%   $19,009      100.0%    $18,809    100.0%
                                    ======    =====     ======      =====     ======      =====      ======    =====


                                         At June 30,
                                             1998
                                             ----

                                 Amortized  % of     Market      % of
                                   cost     total    value      total
                                  -------   -----   -------     -----
                                        (Dollars in thousands)
Investment securities designated
  as held to maturity:
    U.S. Government agency
      obligations                 $   977      6.4%  $   993       6.3%
 Investment securities designated
 as available for sale:
   U.S. Government and
      agency obligations            2,496     16.3     2,498      16.0
    FHLMC stock                         3       -        157       1.0
                                   ------    -----    ------     -----
 Total investment securities        3,476     22.7     3,648      23.3

 Mortgage-backed securities
    designated as held to           5,960     38.9     6,073      38.8
    maturity
 Mortgage-backed securities
    designated as available
    for sale                        5,879     38.4     5,935      37.9
                                   ------    -----    ------     -----

 Total mortgage-backed
     securities                    11,839     77.3    12,008      76.7
                                   ------    -----    ------     -----

 Total investment securities
    and mortgage-backed
    securities                    $15,315    100.0%  $15,656     100.0%
                                   ======    =====    ======     =====


     The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2000, are indicated in the following table:


                        After one through        After five          After ten
                           five years        through ten years          years                        Total
                      -------------------   ------------------  -------------------    ------------------------------------
                      Amortized   Average   Amortized  Average  Amortized   Average    Amortized    Market      Weighted
                        cost       yield      cost      yield      cost      yield       cost       value     average yield
                      --------  ---------   --------  ---------  -------- ---------     --------  --------    -------------
                                                             (Dollars in thousands)
U.S. Government and
  agency obligations   $2,000       6.37%     $1,000     6.38%    $   -        -  %     $ 3,000    $ 2,875         6.37%
Mortgage-backed
  securities              214       6.05%      3,338     7.69%     10,155     6.87%      13,707     13,323         6.96%
                        -----                  -----               ------                ------     ------
                       $2,214                 $4,338              $10,155               $16,707    $16,198
                        =====                  =====               ======                ======     ======

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

         At June 30, 2000, First Federal's certificates of deposit totaled $43.8 million, or 56.1% of total deposits. Of such amount, approximately $28.7 million in certificates of deposit mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                 At June 30,
                                                2000                  1999                   1998
                                                ------                ------                 ----
                                                     Percent               Percent                Percent
                                                    of total               of total              of total
                                          Amount    deposits    Amount     deposits    Amount    deposits
                                          ------    --------    ------     --------    ------    --------
                                                              (Dollars in thousands)
Transaction accounts:
  NOW and money market accounts (1)       $ 9,543      12.3%    $ 8,290      11.5%     $ 5,954       9.6%
  Passbook savings accounts (2)            24,666      31.6      22,557      31.3       18,955      30.6
                                           ------     -----      ------     -----       ------     -----

  Total transaction accounts               34,209      43.9      30,847      42.8       24,909      40.2

Certificates of deposit:
   2.01 - 4.00%                               189       0.2           -        -             -        -
   4.01 - 6.00%                            30,307      38.9      38,513      53.5       34,419      55.6
   6.01 - 8.00%                            13,282      17.0       2,665       3.7        2,628       4.2
                                           ------     -----      ------     -----       ------     -----
     Total certificates of deposit (3)     43,778      56.1      41,178      57.2       37,047      59.8
                                           ------     -----      ------     -----       ------     -----

     Total deposits                       $77,987     100.0%    $72,025     100.0%     $61,956     100.0%
                                           ======     =====      ======     =====       ======     =====

-----------------------------

(1) The weighted average interest rates on NOW and money market accounts were 0.4% at June 30, 2000, 0.9% at June 30, 1999, and 1.62% at June 30, 1998.

(2) The weighted average interest rates on passbook accounts were 4.08% at June 30, 2000, 3.54% at June 30, 1999, and 3.86% at June 30, 1998.

(3) The weighted average rates on all certificates of deposit were 5.71% at June 30, 2000, 5.25% at June 30, 1999, and 5.62% at June 30, 1998.

         The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2000:

                                                   Amount Due
                                               Over          Over
                                 Up to       1 year to    2 years to
    Rate                        one year      2 years      3 years        Total
    ----                        --------     ---------    -----------    -------
                                                  (In thousands)
    2.01 - 4.00%             $        -       $     -       $  189       $   189
    4.01 - 6.00%                 23,965         6,120          222        30,307
    6.01 - 8.00%                  4,685         6,616        1,981        13,282
                                 ------        ------        -----        ------

      Total                     $28,650       $12,736       $2,392       $43,778
                                 ======        ======        =====        ======


         The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2000:

    Maturity                                                Amount
    --------                                                ------
                                                        (In thousands)
    Three months or less                                   $1,019
    Over 3 months to 6 months                                 625
    Over 6 months to 12 months                              1,409
    Over 12 months                                          1,812
                                                            -----

       Total                                               $4,865
                                                            =====


         The following table sets forth First Federal's deposit account balance activity for the periods indicated:


                                                          Year ended June 30,
                                                  2000           1999             1998
                                                  ----           ----             ----
                                                          (Dollars in thousands)
Beginning balance                               $ 72,025        $ 61,956       $ 57,090

Deposits                                         285,965         356,315        113,942
Withdrawals                                     (282,820)       (347,893)      (110,996)
                                                 -------         -------        -------
Net increase in deposits before
   interest credited                               3,145           8,422          2,946
Interest credited                                  2,817           1,647          1,920
                                                 -------         -------        -------
Ending balance                                  $ 77,987        $ 72,025       $ 61,956
                                                 =======         =======        =======

Net increase                                    $  5,962        $ 10,069       $  4,866
                                                 =======         =======        =======

Percent increase                                    8.3%           16.3%           8.5%
                                                    ===            ====            ===


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

         The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                                At June 30,
                                                     2000                     1999                     1998
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
FHLB advances                                       $30,412                  $23,616                  $12,519
Weighted average interest rate of
   FHLB advances                                      6.48%                    5.05%                    5.11%


         The following table sets forth the maximum balance, the average balance and the weighted average interest rate of First Federal's FHLB advances during the periods indicated:

                                                                      Year ended June 30,

                                                     2000                     1999                     1998
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
Maximum balance                                     $31,554                  $23,616                  $18,031
Average balance                                      28,413                   19,637                   11,685
Weighted average interest rate                        5.57%                    4.87%                    5.62%


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

Subsidiaries

         First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 2000, was approximately $16,900.

Personnel

         At June 30, 2000, First Federal had 29 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal are represented by a collective bargaining unit.


                                   REGULATION

General

         As a savings and loan holding company, FFD is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS concerning its activities and financial condition In addition, as a corporation organized under Ohio law, FFD is subject to provisions of the Ohio Revised Code applicable to corporations generally.

         As  a  federal  savings  association,   First  Federal  is  subject  to
regulatory oversight by the OTS and, because First Federal's deposits are insured by the FDIC, First Federal is subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner. First Federal is a member of the FHLB of Cincinnati.

         On November 12, 1999, the Gramm-Leach-Bliley Act (the "GLB Act") was enacted into law. The GLB Act repealed prior laws that had generally prevented banks from affiliating with securities and insurance firms and made other significant changes in the financial services in which various types of financial institutions may engage.

         Prior to the GLB Act, unitary savings and loan holding companies which met certain requirements were the only financial institution holding companies that were permitted to engage in any type of business activity, whether or not the activity was a financial service. The GLB Act continues those broad powers for unitary thrift holding companies in existence on May 4, 1999, including FFD. Any thrift holding company formed after May 4, 1999, however, will be subject to the same restrictions as multiple thrift holding companies, which generally are limited to activities that are considered incidental to banking. The GLB Act authorizes a new "financial holding company," which can own banks and thrifts and which is also permitted to engage in a variety of financial activities, including insurance and securities underwriting and agency activities, as long as the depository institutions it owns are well capitalized, well managed and meet certain other tests.

         The GLB Act is not expected to have a material effect on the activities in which FFD and First Federal currently engage, except to the extent that competition from other types of financial institutions may increase as they engage in activities not permitted prior to enactment of the GLB Act.

Office of Thrift Supervision Regulations

         Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. The tangible capital requirement requires savings associations to maintain "tangible capital" of not less than 1.5% of their adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

         "Core capital" is comprised of common stockholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations require savings associations to maintain core capital of at least 4% of their adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk.

         OTS regulations require that savings associations maintain "risk-based capital" in an amount not less than 8% of their risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which in the case of First Federal includes a general loan loss allowance of $366,000 at June 30, 2000. The OTS may adjust the risk-based capital requirement on an individualized basis to take into account risks due to concentrations of credit and non-traditional activities.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. First Federal's capital at June 30, 2000, met the standards for the highest category, a "well-capitalized" institution.

         Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

         An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the savings association's retained net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS (or the FDIC), or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a 30-day notice of the proposed capital distribution with the OTS.

         Liquidity. OTS regulations require that each savings association maintain an average daily balance of liquid assets (such as cash, certain time deposits, bankers' acceptances and specified United States government, state or federal agency obligations) of not less than 4% of its net withdrawable savings deposits plus borrowings payable in one year or less at the end of the preceding quarter or based on the average daily balance during the preceding quarter. Monetary penalties may be imposed upon associations failing to meet liquidity requirements. The eligible liquidity of First Federal at June 30, 2000, was $20.5 million, or 28.9%, and exceeded the 4.0% liquidity requirement by approximately $17.6 million.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL by meeting the definition of "domestic building and loan association" under the Internal Revenue Code of 1986, as amended (the "Code"). In order for an institution to meet the definition of a "domestic building and loan association" under the Code, at least 60% of such institution's assets must consist of specified types of property, including cash loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. A savings association that fails to meet one of the QTL tests will not be eligible for new FHLB advances. At June 30, 2000, First Federal qualified as a QTL.

         Lending Limit. OTS regulations generally limit the aggregate amount that a savings association can lend to one borrower to an amount equal to 15% of the association's Lending Limit Capital. A savings association may lend to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital, if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." Certain types of loans are not subject to the lending limit. A general exception to the 15% limit provides that an association may lend to one borrower up to $500,000, for any purpose. In applying the limit on loans to one borrower, the regulations require that loans to certain related borrowers be aggregated. At June 30, 2000, First Federal was in compliance with this lending limit.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2000.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2000.

Federal Deposit Insurance Corporation Regulations

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

FRB Reserve Requirements

         FRB regulations currently require that reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.3 million (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At June 30, 2000, First Federal was in compliance with its reserve requirements.

Federal Home Loan Banks

         The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. First Federal is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $1.7 million at June 30, 2000.

         Upon the origination or renewal of a loan or advance, the FHLB of Cincinnati is required by law to obtain and maintain a security interest in collateral in one or more specified categories.

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

Holding Company Regulation

         OTS Regulation. As a unitary savings and loan holding company within the meaning of the Home Owners' Loan Act (the "HOLA"), FFD has registered with the OTS and is subject to OTS regulations, examination, supervision and reporting requirements.

         The HOLA generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by FFD. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company in existence on May 4, 1999, FFD generally has no restrictions on its activities. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, however, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of FFD and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary savings and loan holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2000, First Federal met the QTL test.

         Federal Regulation of Acquisitions of Control of FFD and First Federal. In addition to the Ohio law limitations on the merger and acquisition of FFD, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition.

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

         First Federal's average gross receipts for the three tax years ending on December 31, 1999, is approximately $7.4 million and as a result, First Federal does qualify as a small corporation exempt from the alternative minimum tax.

         Prior to the enactment of the Small Business Jobs Protection Act (the "Act"), which was signed into law on August 21, 1996, certain thrift institutions, such as First Federal, were allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions could compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or one of two reserve methods of
Section 593 of the Code. The reserve methods under Section 593 of the Code permitted a thrift institution annually to elect to deduct bad debts under either (i) the "percentage of taxable income" method applicable only to thrift institutions, or (ii) the "experience" method that also was available to small banks. Under the "percentage of taxable income" method, a thrift institution generally was allowed a deduction for an addition to its bad debt reserve equal to 8% of its taxable income (determined without regard to this deduction and with additional adjustments). Under the "experience" method, a thrift institution was generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. A thrift institution could elect annually to compute its allowable addition to bad debt reserves for qualifying loans either under the experience method or the percentage of taxable income method. For tax years 1995, 1994, and 1993, First Federal used the percentage of taxable income method.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, beginning with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like First Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988  reserves is subject to the  provisions  of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2000, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.8 million. First Federal believes it had approximately $8.5 million of accumulated earnings and profits for tax purposes as of June 30, 2000, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of First Federal have been audited or closed without audit through 1996. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

Ohio Taxation

         FFD is subject to the Ohio corporation franchise tax, which, as applied to FFD, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) .400% times taxable net worth.

         In computing its tax under the net worth method, FFD may exclude 100% of its investment in the capital stock of First Federal, as reflected on the balance sheet of FFD in computing its taxable net worth as long as it owns at least 25% of the issued and outstanding capital stock of First Federal. The calculation of the exclusion from net worth is based on the ratio of the excludable investment (net of any appreciation or goodwill included in such investment) to total assets multiplied by the net value of the stock. As a holding company, FFD may be entitled to various other deductions in computing taxable net worth that are not generally available to operating companies.

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

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which in 1999 was imposed at a rate of 1.4% of the book net worth, and for tax year 2000 and years thereafter, the rate of tax is equal to 1.3% of the book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.       Description of Property

              The following table sets forth certain information at June 30, 2000, regarding the properties on which the main office of First Federal and a branch office are located:

                                    Owned                Date                 Net
Location                          or leased            acquired          book value(1)
--------                          ---------            ---------         -------------
321 North Wooster Avenue
Dover, Ohio  44622                  Owned                1/96               $559,000

224 West High Avenue
New Philadelphia, OH  44663         Owned                11/97              $376,000

-----------------------------

(1) At June 30, 2000, First Federal's office premises and equipment had a total net book value of approximately $1.3 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.


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

Item 5.       Market for Common Equity and Related Stockholder Matters

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2000 (the "Annual
Report"), under the caption "Market Price of FFD Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.       Financial Statements

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 18, 2000, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The information contained in the definitive Proxy Statement for the 2000 Annual Meeting of Shareholders of FFD (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

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

          20          Proxy Statement for 2000 Annual Meeting of Shareholders

          21          Subsidiaries of FFD Financial Corporation

          27          Financial Data Schedule

(b)       Reports on Form 8-K

          No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 2000.

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

                                            Date: September 12, 2000

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Robert R. Gerber                       /s/ Roy O. Mitchell, Jr.
----------------------------               ---------------------------
Robert R. Gerber                           Roy O. Mitchell, Jr.
President, Director and                    Director
Principal Financial Officer


Date: September 12, 2000                   Date: September 12, 2000



/s/ Stephen G. Clinton                     /s/ Robert D. Sensel
----------------------------               ---------------------------
Stephen G. Clinton                         Robert D. Sensel
Director                                   Director


Date: September 12, 2000                   Date: September 12, 2000



/s/ J. Richard Gray                        /s/ Enos L. Loader
----------------------------               ---------------------------
J. Richard Gray                            Enos L. Loader
Director                                   Director


Date: September 12, 2000                   Date:  September 12, 2000



/s/ Richard J. Herzig
----------------------------
Richard J. Herzig
Director


Date: September 12, 2000

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER        DESCRIPTION                                  PAGE NUMBER
     ------        -----------                                  -----------
     3.1           Articles of Incorporation of FFD Financial   Incorporated by reference to the Registration Statement on
                   Corporation                                  Form S-1 filed by FFD on December 15, 1995 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit
                                                                3.1.
     3.2           Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1 to
                   Incorporation of FFD Financial Corporation   the S-1 filed with the SEC on February 1, 1996
                                                                ("Pre-Effective Amendment No. 1"), Exhibit 3.2.
     3.3           Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1,
                   Incorporation of FFD Financial Corporation   Exhibit 3.3.
     3.4           Code of Regulations of FFD Financial         Incorporated by reference to the S-1, Exhibit 3.3.
                   Corporation
     10.1          FFD Financial Corporation 1996 Stock         Incorporated by reference to the Form 10-KSB for the year
                   Option and Incentive Plan                    ended June 30, 1998, as filed with the SEC on September 28,
                                                                1998 (the "1998 10-KSB"), Exhibit 10.1.
     10.2          First Federal Savings Bank of Dover          Incorporated by reference to the 1998 Form 10-KSB, Exhibit
                   Recognition and Retention Plan and Trust     10.2.
                   Agreement
     13            FFD Financial Corporation 2000 Annual
                   Report to Shareholders
     20            Proxy Statement for 2000 Annual Meeting of
                   Shareholders
     21            Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.
     27            Financial Data Schedule
