Form 10QSB
period 2000-09-30
FFD FINANCIAL CORP/OH
filed 2000-11-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2000
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                      0-27916
                         ---------------------------------------

                            FFD FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                        34-1921148
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 364-7777
-----------------------------------------------------------------------------
                           (Issuer's telephone number)

-----------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity, as of the latest practicable date:   November 9, 2000 - 1,391,383 shares
of common stock

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $  1,409            $    934
Interest-bearing deposits in other financial institutions                                     2,542               1,485
                                                                                            -------             -------
         Cash and cash equivalents                                                            3,951               2,419

Investment securities available for sale - at market                                          2,900               2,875
Mortgage-backed securities available for sale - at market                                     8,743               9,135
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,992 and $4,188 as of
  September 30, 2000 and June 30, 2000                                                        3,987               4,189
Loans receivable - net                                                                      102,910             102,118
Loans held for sale                                                                             820                 821
Office premises and equipment - at depreciated cost                                           1,231               1,253
Real estate acquired through foreclosure                                                        125                  -
Federal Home Loan Bank stock - at cost                                                        1,691               1,652
Accrued interest receivable                                                                     440                 429
Prepaid expenses and other assets                                                               135                 181
Prepaid federal income taxes                                                                     57                  61
Deferred federal income taxes                                                                    -                   14
                                                                                            -------             -------

         Total assets                                                                      $126,990            $125,147
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 82,101            $ 77,987
Advances from the Federal Home Loan Bank                                                     27,876              30,412
Accrued interest payable                                                                        209                 202
Other liabilities                                                                               411                 281
Deferred federal income taxes                                                                    54                  -
                                                                                            -------             -------
         Total liabilities                                                                  110,651             108,882

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,850               7,850
  Retained earnings - restricted                                                             10,457              10,288
  Accumulated comprehensive losses, unrealized losses
    on securities designated as available for sale,
    net of related tax effects                                                                 (221)               (335)
  Shares acquired by stock benefit plans                                                     (1,025)             (1,028)
  Less 63,367 and 42,367 shares of treasury stock - at cost                                    (722)               (510)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,339              16,265
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $126,990            $125,147
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)


                                                                                               2000                1999
Interest income
  Loans                                                                                      $2,021              $1,597
  Mortgage-backed securities                                                                    272                 293
  Investment securities, interest-bearing
    deposits and other                                                                           53                  32
                                                                                              -----               -----
         Total interest income                                                                2,346               1,922

Interest expense
  Deposits                                                                                      916                 762
  Borrowings                                                                                    471                 302
                                                                                              -----               -----
         Total interest expense                                                               1,387               1,064
                                                                                              -----               -----

         Net interest income                                                                    959                 858

Provision for losses on loans                                                                    25                   9
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  934                 849

Other income
  Gain (loss) on sale of loans                                                                   (7)                  5
  Other operating                                                                                46                  33
                                                                                              -----               -----
         Total other income                                                                      39                  38

General, administrative and other expense
  Employee compensation and benefits                                                            251                 272
  Occupancy and equipment                                                                        54                  58
  Federal deposit insurance premiums                                                              6                  10
  Franchise taxes                                                                                55                  68
  Data processing                                                                                58                  42
  Other operating                                                                               155                 132
                                                                                              -----               -----
         Total general, administrative and other expense                                        579                 582
                                                                                              -----               -----

         Earnings before income taxes                                                           394                 305

Federal income taxes
  Current                                                                                       123                  82
  Deferred                                                                                        9                  22
                                                                                              -----               -----
         Total federal income taxes                                                             132                 104
                                                                                              -----               -----

         NET EARNINGS                                                                        $  262              $  201
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.20                $.15
                                                                                                ===                 ===

           Diluted                                                                             $.20                $.14
                                                                                                ===                 ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2000                1999
Net earnings                                                                                  $ 262               $ 201

Other comprehensive income, net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax of $59 and $(18) in
    2000 and 1999, respectively                                                                 114                 (35)
                                                                                               ----                ----

Comprehensive income                                                                          $ 376               $ 166
                                                                                               ====                ====

Accumulated comprehensive losses                                                              $(221)              $(251)
                                                                                               ====                ====


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                  $  262            $  201
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              3                14
    Amortization of deferred loan origination (fees) costs                                          5               (19)
    Depreciation and amortization                                                                  35                34
    Provision for losses on loans                                                                  25                 9
    (Gain) loss on sale of mortgage loans                                                          (2)                1
    Loans originated for sale in the secondary market                                            (475)             (814)
    Proceeds from sale of loans in the secondary market                                           478               751
    Federal Home Loan Bank stock dividends                                                        (39)              (22)
    Amortization expense of stock benefit plans                                                     3                -
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (11)                4
      Prepaid expenses and other assets                                                            46                89
      Accrued interest payable                                                                      7                24
      Other liabilities                                                                           130               173
      Federal income taxes
        Current                                                                                     4               (24)
        Deferred                                                                                    9                22
                                                                                                -----             -----
         Net cash provided by operating activities                                                480               443

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                              739             1,059
  Loan principal repayments                                                                     4,415             2,793
  Loan disbursements                                                                           (5,362)           (6,834)
  Purchase of office premises and equipment                                                       (13)               (1)
  Purchase of Federal Home Loan Bank stock                                                         -               (103)
                                                                                                -----             -----
         Net cash used in investing activities                                                   (221)           (3,086)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              4,114               103
  Proceeds from Federal Home Loan Bank advances                                                    -              2,618
  Repayment of Federal Home Loan Bank advances                                                 (2,536)              (26)
  Dividends on common stock                                                                       (93)             (123)
  Purchase of treasury stock                                                                     (212)             (348)
                                                                                                -----             -----
         Net cash provided by financing activities                                              1,273             2,224
                                                                                                -----             -----

Net increase (decrease) in cash and cash equivalents                                            1,532              (419)

Cash and cash equivalents at beginning of period                                                2,419             3,011
                                                                                                -----             -----

Cash and cash equivalents at end of period                                                     $3,951            $2,592
                                                                                                =====             =====

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2000              1999
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  120            $  106
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $1,380            $1,040
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                       $  114            $  (35)
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $    4            $    6
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                                        $  125            $   -
                                                                                                =====             =====

  Unrealized losses on loans held for sale                                                     $  (13)           $   -
                                                                                                =====             =====


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three month period ended September 30, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                            FFD Financial Corporation

             For the three months ended September 30, 2000 and 1999


    3.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial statements.

    In September 2000 the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 75,026 unallocated ESOP shares, totaled 1,332,973 for the three month period ended September 30, 2000. Weighted-average common shares deemed outstanding, which gives effect to 85,744 unallocated ESOP shares, totaled 1,366,726 for the three month period ended September 30, 1999.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,337,480 for the three month period ended September 30, 2000, and 1,397,612 for the three month period ended September 30, 1999. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 4,507 and 30,886 for the three month periods ended September 30, 2000 and 1999, respectively.

    Options to purchase 3,552 shares of common stock with a weighted-average exercise price of $11.75 were outstanding at September 30, 2000, but were excluded from the computation of common share equivalents during the three months ended September 30, 2000, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2000 to September 30,
2000

The Corporation's total assets at September 30, 2000, amounted to $127.0 million, a $1.8 million, or 1.5%, increase over the total at June 30, 2000. This increase was funded primarily through growth in deposits of $4.1 million, which was partially offset by a $2.5 million decrease in advances from the Federal Home Loan Bank ("FHLB").

Cash and cash equivalents and investment securities totaled $6.9 million at September 30, 2000, an increase of $1.6 million, or 29.4%, over the total at June 30, 2000.

Mortgage-backed securities totaled $12.7 million at September 30, 2000, a $594,000, or 4.5%, decrease from the total at June 30, 2000. This decrease resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $103.7 million at September 30, 2000, an increase of $791,000, or .8%, over the June 30, 2000 total. Loan disbursements during the period totaled $5.8 million, which were partially offset by principal repayments of $4.4 million and loans sold in the secondary market of $476,000. Loans secured primarily by commercial real estate, which amounted to $32.6 million at September 30, 2000 and $30.7 million at June 30, 2000, accounted for most of the growth in the loan portfolio. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Savings Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $400,000 and $375,000 at September 30, 2000 and June 30, 2000, which represented .39% and .36% of total loans and 187.79% and 166.67% of nonperforming loans at those respective dates. Nonperforming loans amounted to $213,000 and $225,000 at September 30, 2000, and June 30, 2000, respectively. Although management believes that its allowance for loan losses at September 30, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $82.1 million at September 30, 2000, a $4.1 million, or 5.3%, increase over total deposits at June 30, 2000. FHLB advances totaled $27.9 million at September 30, 2000, a $2.5 million, or 8.3%, decrease from June 30, 2000. Proceeds from the increase in deposits were primarily used to fund the repayment of FHLB advances and loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2000, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999

General

The Corporation's net earnings totaled $262,000 for the three months ended September 30, 2000, an increase of $61,000, or 30.3%, over the net earnings of $201,000 recorded in the comparable period in 1999. The increase in net earnings resulted primarily from an increase of $101,000 in net interest income and an increase of $1,000 in other income, which were offset by an increase of $16,000 in the provision for losses on loans and an increase of $28,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $424,000, or 22.1%, to a total of $2.3 million for the three months ended September 30, 2000, compared to the three month period ended September 30, 1999. Interest income on loans increased by $424,000, or 26.5%, due primarily to an increase of approximately $13.9 million, or 15.5%, in the average loan portfolio balance outstanding, coupled with a 68 basis point increase in the yield. Interest income on mortgage-backed securities decreased by $21,000, or 7.2%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $21,000, or 65.6%, due primarily to a $584,000, or 9.8%, increase in the weighted-average outstanding balance coupled with a 109 basis point increase in the yield earned on such investments.

Interest expense on deposits increased by $154,000, or 20.2%, for the three months ended September 30, 2000, compared to the same period in 1999, due primarily to an approximate $8.0 million, or 11.1%, increase in the average deposit portfolio balance outstanding, coupled with a 35 basis point increase in the average cost of deposits.

Interest expense on borrowings increased by $169,000, or 56.0%, due to a $4.2 million, or 17.0%, increase in the average balance of advances outstanding coupled with a 162 basis point increase in the cost of such funds.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $101,000, or 11.8%, for the three months ended September 30, 2000, compared to the same period in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management elected to record a provision for losses on loans totaling $25,000 during the three month period ended September 30, 2000, an increase of $16,000 compared to the same period in 1999. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended September 30, 2000 and 1999 (continued)

Other Income

Other income totaled $39,000 for the three months ended September 30, 2000, an increase of $1,000, or 2.6%, over the 1999 total. The increase was due primarily to a $13,000, or 39.4%, increase in NOW account service fees and income from late charges, which was partially offset by a $12,000 decrease in gain on sale of loans year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $579,000 for the three months ended September 30, 2000, a decrease of $3,000, or .5%, compared to the same period in 1999. The decrease in general, administrative and other expense resulted primarily from a $21,000, or 7.7%, decrease in employee compensation and benefits, which was partially offset by $23,000, or 17.4%, increase in other operating expense. The decrease in employee compensation and benefits was due primarily to a reduction in staffing levels coupled with a reduction in employee benefits costs year to year. The increase in other operating expenses included approximately $13,000 in fees paid for outsourcing of compliance and other consulting services. The remaining increase of $10,000, or 7.6%, was comprised primarily of pro-rata increases in other operating expenses related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $132,000 for the three months ended September 30, 2000, an increase of $28,000, or 26.9%, over the same period in 1999. The increase resulted primarily from an $89,000, or 29.2%, increase in earnings before taxes. The effective tax rates were 33.5% and 34.1% for the three months ended September 30, 2000 and 1999, respectively.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  17,  2000,  the  Annual  Meeting  of  the   Corporation's
          Shareholders was held. Each of the four directors nominated were elected to terms expiring in 2002 by the following votes:

                                              For                Withheld

           Stephen R. Clinton            1,189,091                  27,127
           Robert R. Gerber              1,194,387                  21,831
           Richard J. Herzig             1,186,673                  29,545
           Enos L. Loader                1,194,821                  21,397

          One other matter was submitted to the shareholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2001.

          For:  1,203,865           Against:  6,903           Abstain:  5,450

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits:

                   27: Financial data schedule for the three months ended September 30, 2000.


         (b)     Reports on Form 8-K:     On October 20, 2000, an 8-K under
                                          Item 5 was filed to report certain
                                          management position changes at FFD
                                          Financial Corporation.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    November 10, 2000                 By:  /s/Trent Troyer
       -----------------------                  -------------------------
                                                  Trent Troyer
                                                  President





Date:    November 10, 2000                 By:  /s/Robert R. Gerber
       -----------------------                  -------------------------
                                                  Robert R. Gerber
                                                  Chief Financial Officer