Form 10QSB
period 2000-12-31
FFD FINANCIAL CORP/OH
filed 2001-02-13
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 2000
                                -----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:           0-27916
                         --------------------------

                            FFD FINANCIAL CORPORATION
-------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                        34-1921148
-------------------------------                --------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 364-7777
-------------------------------------------------------------------------------
                           (Issuer's telephone number)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 9, 2001 - 1,368,783 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]




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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2000                2000
Cash and due from banks                                                                    $  1,737            $  1,442
Interest-bearing deposits in other financial institutions                                     2,643                 977
                                                                                            -------             -------
         Cash and cash equivalents                                                            4,380               2,419

Investment securities available for sale - at market                                          2,976               2,875
Mortgage-backed securities available for sale - at market                                     8,650               9,135
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,895 and $4,188 as of
  December 31, 2000 and June 30, 2000                                                         3,850               4,189
Loans receivable - net                                                                      103,459             102,118
Loans held for sale - at lower of cost or market                                                585                 821
Office premises and equipment - at depreciated cost                                           1,210               1,253
Real estate acquired through foreclosure                                                        125                  -
Federal Home Loan Bank stock - at cost                                                        1,723               1,652
Accrued interest receivable                                                                     449                 429
Prepaid expenses and other assets                                                                73                 181
Prepaid federal income taxes                                                                     78                  61
Deferred federal income taxes                                                                    -                   14
                                                                                            -------             -------

         Total assets                                                                      $127,558            $125,147
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 85,325            $ 77,987
Advances from the Federal Home Loan Bank                                                     24,849              30,412
Accrued interest payable                                                                        182                 202
Other liabilities                                                                               429                 281
Deferred federal income taxes                                                                   137                  -
                                                                                            -------             -------
         Total liabilities                                                                  110,922             108,882

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,861               7,850
  Retained earnings - restricted                                                             10,613              10,288
  Accumulated comprehensive losses, unrealized losses
    on securities designated as available for sale,
    net of related tax effects                                                                  (41)               (335)
  Shares acquired by stock benefit plans                                                       (864)             (1,028)
  Less 85,967 and 42,367 shares of treasury stock - at cost                                    (933)               (510)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,636              16,265
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $127,558            $125,147
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                        (In thousands, except share data)

                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       2000         1999              2000         1999
Interest income
  Loans                                                              $4,133       $3,305            $2,112       $1,708
  Mortgage-backed securities                                            447          476               221          229
  Investment securities, interest-bearing
    deposits and other                                                  200          163               101           85
                                                                      -----        -----             -----        -----
         Total interest income                                        4,780        3,944             2,434        2,022

Interest expense
  Deposits                                                            1,919        1,528             1,003          766
  Borrowings                                                            904          689               433          387
                                                                      -----        -----             -----        -----
         Total interest expense                                       2,823        2,217             1,436        1,153
                                                                      -----        -----             -----        -----

         Net interest income                                          1,957        1,727               998          869

Provision for losses on loans                                            67           31                42           22
                                                                      -----        -----             -----        -----

         Net interest income after provision
           for losses on loans                                        1,890        1,696               956          847

Other income
  Gain on sale of loans                                                  23           15                30            8
  Other operating                                                        60           61                14           30
                                                                      -----        -----             -----        -----
         Total other income                                              83           76                44           38

General, administrative and other expense
  Employee compensation and benefits                                    541          544               290          289
  Occupancy and equipment                                               107          115                53           57
  Federal deposit insurance premiums                                     10           18                 4            8
  Franchise taxes                                                        98          137                43           69
  Data processing                                                       114           88                56           46
  Other operating                                                       336          259               181          110
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              1,206        1,161               627          579
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                   767          611               373          306

Federal income taxes
  Current                                                               258           202               135         120
  Deferred                                                               (1)           2               (10)         (20)
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     257          204               125          100
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  510       $  407            $  248       $  206
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.39         $.30              $.19         $.15
                                                                        ===          ===               ===          ===

           Diluted                                                     $.39         $.30              $.19         $.15
                                                                        ===          ===               ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the six months             For the three months
                                                                      ended December 31,              ended December 31,
                                                                     2000           1999            2000           1999
Net earnings                                                         $510          $ 407            $248          $ 206

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of tax (benefits) of $151,
    $(32), $93 and $(14) during the respective periods                294            (63)            180            (28)
                                                                      ---           ----             ---           ----

Comprehensive income                                                 $804          $ 344            $428          $ 178
                                                                      ===           ====             ===           ====

Accumulated comprehensive losses                                     $(41)         $(279)           $(41)         $(279)
                                                                      ===           ====             ===           ====


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Cash flows from operating activities:
  Net earnings for the period                                                                 $   510           $   407
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                              7                25
    Amortization of deferred loan origination (fees) costs                                          1               (18)
    Depreciation and amortization                                                                  58                62
    Provision for losses on loans                                                                  67                31
    Amortization expense of stock benefit plans                                                   175               245
    Gain on sale of loans                                                                          (8)               (1)
    Loans originated for sale in the secondary market                                          (1,678)           (1,278)
    Proceeds from sale of loans                                                                 1,922             1,381
    Federal Home Loan Bank stock dividends                                                        (71)              (47)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (20)              (49)
      Prepaid expenses and other assets                                                           108               141
      Accrued interest payable                                                                    (20)               37
      Other liabilities                                                                           148               (69)
      Federal income taxes
        Current                                                                                   (17)               21
        Deferred                                                                                   (1)                2
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,181               890

Cash flows provided by (used in) investing activities:
  Principal repayments on mortgage-backed securities                                            1,162             1,565
  Loan principal repayments                                                                     9,945             4,738
  Loan disbursements                                                                          (11,479)          (14,564)
  Purchase of stock in Federal Home Loan Bank                                                      -               (355)
  Purchase of office premises and equipment                                                       (15)               (6)
                                                                                               ------            ------
         Net cash used in investing activities                                                   (387)           (8,622)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              7,338             1,066
  Proceeds from Federal Home Loan Bank advances                                                    -             30,118
  Repayment of Federal Home Loan Bank advances                                                 (5,563)          (22,189)
  Proceeds from securities sold under agreements to repurchase                                     -                186
  Proceeds from exercise of stock options                                                          -                 26
  Purchase of treasury shares                                                                    (423)             (529)
  Dividends on common stock                                                                      (185)             (244)
                                                                                               ------            ------
         Net cash provided by financing activities                                              1,167             8,434
                                                                                               ------            ------

Net increase in cash and cash equivalents                                                       1,961               702
Cash and cash equivalents at beginning of period                                                2,419             3,011
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $ 4,380           $ 3,713
                                                                                               ======            ======

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)

                                                                                                 2000              1999
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  280            $  248
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,843            $2,180
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                           $  294            $  (63)
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 125                                                                          $   15            $    5
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired through foreclosure                    $  125            $   -
                                                                                                =====             =====


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six and three month periods ended December 31, 2000 and 1999


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three month periods ended December 31, 2000, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                            FFD Financial Corporation

      For the six and three month periods ended December 31, 2000 and 1999


    3.   Effects of Recent Accounting Pronouncements (continued)

    SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal years beginning after June 15, 2000. On adoption, entities are permitted to transfer held-to-maturity debt securities to the available-for-sale or trading category without calling into question their intent to hold other debt securities to maturity in the future. Management adopted SFAS No. 133 effective July 1, 2000, as required, without material impact on the Corporation's financial position or results of operations.

    In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. SFAS No. 140 is not expected to have a material effect on the Corporation's financial position or results of operations.

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,035 unallocated ESOP shares, totaled 1,304,084 and 1,294,678 for the six and three month periods ended December 31, 2000, respectively. Weighted-average common shares deemed outstanding, which gives effect to 92,209 unallocated ESOP shares, totaled 1,347,897 and 1,329,068 for the six and three month periods ended December 31, 1999, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,304,326 and 1,294,773 for the six and three month periods ended December 31, 2000, and 1,367,278 and 1,339,342 for the six and three month periods ended December 31, 1999, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 242 and 95 for the six and three month periods ended December 31, 2000, and 19,381 and 10,274 for the six and three month periods ended December 31, 1999, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2000 to December 31,
2000

The Corporation's total assets at December 31, 2000, amounted to $127.6 million, a $2.4 million, or 1.9%, increase over the total at June 30, 2000. This increase was funded primarily through growth in deposits of $7.3 million and a $371,000 increase in shareholders' equity, which were partially offset by a $5.6 million decrease in advances from the Federal Home Loan Bank ("FHLB").

Cash and cash equivalents and investment securities totaled $7.4 million at December 31, 2000, an increase of $2.1 million, or 38.9%, over the total at June 30, 2000.

Mortgage-backed securities totaled $12.5 million at December 31, 2000, an $824,000, or 6.2%, decrease from the total at June 30, 2000. This decrease resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $104.0 million at December 31, 2000, an increase of $1.1 million, or 1.1%, over the June 30, 2000 total. Loan disbursements during the period totaled $13.2 million, and were partially offset by principal repayments of $9.9 million and loans sold in the secondary market of $1.9 million. Loans secured primarily by nonresidential real estate, which amounted to $33.9 million at December 31, 2000 and $30.7 million at June 30, 2000, accounted for most of the growth in the loan portfolio. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Savings Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $442,000 and $375,000 at December 31, 2000 and June 30, 2000, which represented .42% and .36% of total loans and 437.62% and 166.67% of nonperforming loans at those respective dates. Nonperforming loans amounted to $101,000 and $225,000 at December 31, 2000, and June 30, 2000, respectively. Although management believes that its allowance for loan losses at December 31, 2000, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $85.3 million at December 31, 2000, a $7.3 million, or 9.4%, increase over total deposits at June 30, 2000. The increase in deposits resulted primarily from the Savings Bank offering competitive rates on many of its deposit products, including certificates of deposit with maturities of one to three years, and "premier savings" accounts. As a result, certificates of deposit and premier savings accounts increased approximately $4.5 million, or 10.2%, and $2.2 million, or 26.9%, respectively. FHLB advances totaled $24.8 million at December 31, 2000, a $5.6 million, or 18.3%, decrease from June 30, 2000. Proceeds from the increase in deposits were primarily used to fund the repayment of FHLB advances and loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2000, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 2000 and 1999

General

The Corporation's net earnings totaled $510,000 for the six months ended December 31, 2000, an increase of $103,000, or 25.3%, over the net earnings of $407,000 recorded in the comparable period in 1999. The increase in net earnings resulted primarily from an increase of $230,000 in net interest income and an increase of $7,000 in other income, which were partially offset by an increase of $36,000 in the provision for losses on loans, an increase of $45,000 in general, administrative and other expense and an increase of $53,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $836,000, or 21.2%, to a total of $4.8 million for the six months ended December 31, 2000, compared to the $3.9 million total for the six month period ended December 31, 1999. Interest income on loans increased by $828,000, or 25.1%, due primarily to an increase of approximately $11.3 million, or 12.2%, in the average loan portfolio balance outstanding, coupled with an 82 basis point increase in yield. Interest income on mortgage-backed securities decreased by $29,000, or 6.1%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $37,000, or 22.7%, due primarily to a $383,000, or 6.1%, increase in the weighted-average outstanding balance, coupled with an 81 basis point increase in the yield earned on such investments.

Interest expense on deposits increased by $391,000, or 25.6%, for the six months ended December 31, 2000, compared to the same period in 1999, due primarily to an approximate $9.1 million, or 12.5%, increase in the average deposit portfolio balance outstanding, coupled with a 49 basis point increase in the average cost of deposits.

Interest expense on borrowings increased by $215,000, or 31.2%, due primarily to an approximate 146 basis point increase in the cost of such funds and an increase in average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $230,000, or 13.3%, for the six months ended December 31, 2000, compared to the same period in 1999.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $67,000 during the six month period ended December 31, 2000, an increase of $36,000, or 116.1%, compared to the same period in 1999. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six Month Periods Ended December 31, 2000 and 1999 (continued)

Other Income

Other income totaled $83,000 for the six months ended December 31, 2000, an increase of $7,000, or 9.2%, over the 1999 total. The increase was due primarily to an $8,000, or 53.3%, increase in gain on sale of loans year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the six months ended December 31, 2000, an increase of $45,000, or 3.9%, compared to the same period in 1999. The increase resulted primarily from a $77,000, or 29.7%, increase in other operating expense and a $26,000, or 29.5%, increase in data processing expense, which were partially offset by a $39,000, or 28.5%, decrease in franchise taxes. The increase in other operating expense included approximately $36,000 in fees paid for outsourcing of compliance and other consulting services and approximately $13,000 in expense related to real estate acquired through foreclosure. The remaining $28,000 increase in other operating expense, as well as the increase in data processing expense, was comprised primarily of pro-rata increases related to the Corporation's overall growth year to year. The decrease in franchise taxes was primarily attributable to a decrease in tax rates year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $257,000 for the six months ended December 31, 2000, an increase of $53,000, or 26.0%, over the same period in 1999. The increase resulted primarily from a $156,000, or 25.5%, increase in earnings before taxes. The effective tax rates were 33.5% and 33.4% for the six months ended December 31, 2000 and 1999, respectively.


Comparison of Operating Results for the Three Month Periods Ended December 31, 2000 and 1999

General

The Corporation's net earnings totaled $248,000 for the three months ended December 31, 2000, an increase of $42,000, or 20.4%, over the net earnings of $206,000 recorded in the comparable period in 1999. The increase in net earnings resulted primarily from an increase of $129,000 in net interest income and an increase of $6,000 in other income, which were partially offset by an increase of $20,000 in the provision for losses on loans, an increase of $48,000 in general, administrative and other expense and an increase of $25,000 in the provision for federal income taxes.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2000 and 1999 (continued)


Net Interest Income

Total interest income increased by $412,000, or 20.4%, to a total of $2.4 million for the three months ended December 31, 2000, compared to the $2.0 million total for the three month period ended December 31, 1999. Interest income on loans increased by $404,000, or 23.7%, due primarily to an increase of approximately $9.6 million, or 10.2%, in the average loan portfolio balance outstanding, coupled with an 89 basis point increase in yield. Interest income on mortgage-backed securities decreased by $8,000, or 3.5%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $16,000, or 18.8%, due primarily to a $1.2 million, or 20.9%, increase in the weighted-average outstanding balance, partially offset by a 10 basis point decrease in the yield earned on such investments.

Interest expense on deposits increased by $237,000, or 30.9%, for the three months ended December 31, 2000, compared to the same period in 1999, due primarily to an approximate $11.1 million, or 15.3%, increase in the average deposit portfolio balance outstanding, coupled with a 57 basis point increase in the average cost of deposits.

Interest expense on borrowings increased by $46,000, or 11.9%, due to a 121 basis point increase in the cost of such funds, which was partially offset by a $2.5 million, or 8.7%, decrease in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $129,000, or 14.8%, for the three months ended December 31, 2000, compared to the same period in 1999.

Provision for Losses on Loans

As a result of an analysis of the Savings Bank's historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio, management recorded a provision for losses on loans totaling $42,000 during the three month period ended December 31, 2000, an increase of $20,000, or 90.9%, compared to the same period in 1999. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three Month Periods Ended December 31, 2000 and 1999 (continued)

Other Income

Other income totaled $44,000 for the three months ended December 31, 2000, an increase of $6,000, or 15.8%, over the 1999 total. The increase was due primarily to a $22,000 increase in gain on sale of loans year to year, which was partially offset by a $16,000 decrease in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $627,000 for the three months ended December 31, 2000, an increase of $48,000, or 8.3%, compared to the same period in 1999. The increase in general, administrative and other expense includes a $71,000, or 64.5%, increase in other expense and a $10,000, or 21.7%, increase in data processing expense, which were partially offset by a $26,000, or 37.7%, decrease in franchise taxes. The increase in other expense includes $23,000 in fees paid for outsourcing of compliance and other consulting services, $9,000 in expenses related to real estate acquired through foreclosure and pro-rata increases related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $125,000 for the three months ended December 31, 2000, an increase of $25,000, or 25.0%, over the same period in 1999. The increase resulted primarily from a $67,000, or 21.9%, increase in earnings before taxes. The effective tax rates were 33.5% and 32.7% for the three months ended December 31, 2000 and 1999, respectively.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  17,  2000,  the  Corporation's   Annual  Meeting  of  the
          Shareholders was held. Each of the four directors nominated were elected to terms expiring in 2002 by the following votes:

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

ITEM 5.  Other Information

         None

ITEM 6.  Exhibits and Reports on Form 8-K

          (a)      Exhibits:                 None.


          (b)      Reports on Form 8-K:      On  October 20, 2000, an  8-K under
                                             Item 5 was filed to  report certain
                                             management changes at FFD Financial
                                             Corporation.

                            FFD Financial Corporation

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





Date:    February 12, 2001                  By:  /s/Trent Troyer
       -----------------------                   ---------------------------
                                                   Trent Troyer
                                                   President





Date:    February 12, 2001                  By:  /s/Robert R. Gerber
       -----------------------                   ---------------------------
                                                   Robert R. Gerber
                                                   Chief Financial Officer