Form 10QSB
period 2001-03-31
FFD FINANCIAL CORP/OH
filed 2001-05-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2001
                                ----------------------------------------------

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

                   321 North Wooster Avenue, Dover, Ohio 44622
------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 364-7777
------------------------------------------------------------------------------
                           (Issuer's telephone number)


------------------------------------------------------------------------------
        (Former name, former address and former fiscal year, if changed since last report)

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer filed all documents and reports required to be filed by
Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2001 - 1,316,783 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]




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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2001                2000
Cash and due from banks                                                                    $  1,605            $  1,442
Interest-bearing deposits in other financial institutions                                     7,409                 977
                                                                                            -------             -------
         Cash and cash equivalents                                                            9,014               2,419

Investment securities available for sale - at market                                          1,000               2,875
Mortgage-backed securities available for sale - at market                                     8,374               9,135
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,869 and $4,188 as of
  March 31, 2001 and June 30, 2000                                                            3,804               4,189
Loans receivable - net                                                                      105,012             102,118
Loans held for sale - at lower of cost or market                                                789                 821
Office premises and equipment - at depreciated cost                                           1,198               1,253
Federal Home Loan Bank stock - at cost                                                        1,754               1,652
Accrued interest receivable                                                                     483                 429
Prepaid expenses and other assets                                                               195                 181
Prepaid federal income taxes                                                                     -                   61
Deferred federal income taxes                                                                    -                   14
                                                                                            -------             -------

         Total assets                                                                      $131,623            $125,147
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 89,476            $ 77,987
Advances from the Federal Home Loan Bank                                                     24,822              30,412
Other borrowed money                                                                            225                  -
Accrued interest payable                                                                        152                 202
Other liabilities                                                                               318                 281
Accrued federal income taxes                                                                     33                  -
Deferred federal income taxes                                                                   176                  -
                                                                                            -------             -------
         Total liabilities                                                                  115,202             108,882

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common shares - authorized 5,000,000 shares without par or
    stated value, 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,861               7,850
  Retained earnings - restricted                                                             10,806              10,288
  Accumulated comprehensive losses, unrealized losses
    on securities designated as available for sale,
    net of related tax effects                                                                   (2)               (335)
  Shares acquired by stock benefit plans                                                       (854)             (1,028)
  Less 137,967 and 42,367 shares of treasury stock - at cost                                 (1,390)               (510)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,421              16,265
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $131,623            $125,147
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                        For the nine months         For the three months
                                                                           ended March 31,              ended March 31,
                                                                         2001         2000            2001         2000
Interest income
  Loans                                                                $6,255       $5,119          $2,122       $1,814
  Mortgage-backed securities                                              661          706             214          230
  Investment securities, interest-bearing deposits and other              289          252              89           89
                                                                        -----        -----           -----        -----
         Total interest income                                          7,205        6,077           2,425        2,133

Interest expense
  Deposits                                                              2,933        2,321           1,014          793
  Borrowings                                                            1,256        1,128             352          439
                                                                        -----        -----           -----        -----
         Total interest expense                                         4,189        3,449           1,366        1,232
                                                                        -----        -----           -----        -----

         Net interest income                                            3,016        2,628           1,059          901

Provision for losses on loans                                             103           82              36           51
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          2,913        2,546           1,023          850

Other income
  Gain on sale of loans                                                    53           19              30           13
  Other operating                                                         104          101              44           31
                                                                        -----        -----           -----        -----
         Total other income                                               157          120              74           44

General, administrative and other expense
  Employee compensation and benefits                                      829          804             288          260
  Occupancy and equipment                                                 165          171              58           56
  Federal deposit insurance premiums                                       14           22               4            4
  Franchise taxes                                                         154          200              56           63
  Data processing                                                         175          138              61           50
  Other operating                                                         489          389             153          130
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                1,826        1,724             620          563
                                                                        -----        -----          ------       ------

         Earnings before income taxes                                   1,244          942             477          331

Federal income taxes
  Current                                                                 400          280             142           78
  Deferred                                                                 18           32              19           30
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       418          312             161          108
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  826       $  630          $  316       $  223
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.64         $.47            $.25         $.17
                                                                          ===          ===             ===          ===

           Diluted                                                       $.64         $.46            $.25         $.16
                                                                          ===          ===             ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the nine months           For the three months
                                                                         ended March 31,               ended March 31,
                                                                     2001           2000            2001           2000
Net earnings                                                       $  826          $ 630            $316          $ 223

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $172,
    $(40), $20 and $(7) for the respective
    periods                                                           333            (77)             39            (14)
                                                                    -----           ----             ---           ----

Comprehensive income                                               $1,159          $ 553            $355          $ 209
                                                                    =====           ====             ===           ====

Accumulated comprehensive loss                                     $   (2)         $(293)           $ (2)         $(293)
                                                                    =====           ====             ===           ====


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $  826            $   630
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             15                38
    Amortization of deferred loan origination fees                                                 (3)              (25)
    Depreciation and amortization                                                                  88                97
    Provision for losses on loans                                                                 103                82
    Amortization expense of stock benefit plans                                                   185               255
    Gain on sale of loans                                                                         (17)               (4)
    Proceeds from sale of loans                                                                 4,528             1,846
    Loans originated for sale in the secondary market                                          (4,479)           (1,708)
    Loss on sale of real estate acquired through foreclosure                                        1                -
    Federal Home Loan Bank stock dividends                                                       (102)              (74)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (54)              (88)
      Prepaid expenses and other assets                                                           (14)               45
      Accrued interest payable                                                                    (50)               37
      Other liabilities                                                                            37                 2
      Federal income taxes
        Current                                                                                    94                54
        Deferred                                                                                   18                32
                                                                                               ------            ------
         Net cash provided by operating activities                                              1,176             1,219

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               2,000                -
  Principal repayments on mortgage-backed securities                                            1,511             1,898
  Proceeds from sale of real estate acquired through foreclosure                                  124                -
  Purchase of Federal Home Loan Bank stock                                                         -               (355)
  Loan principal repayments                                                                    16,180             6,564
  Loan disbursements                                                                          (19,299)          (20,587)
  Purchase of office premises and equipment                                                       (33)              (13)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                      483           (12,493)
                                                                                               ------            ------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                                1,659           (11,274)
                                                                                               ------            --------

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2001              2000
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                                              $ 1,659          $(11,274)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                             11,489             5,229
  Proceeds from securities sold under agreements to repurchase                                     -                287
  Proceeds from Federal Home Loan Bank advances                                                 4,000            37,618
  Repayment of Federal Home Loan Bank advances                                                 (9,590)          (30,706)
  Proceeds from other borrowed money                                                              225                -
  Proceeds from exercise of stock options                                                          -                 26
  Purchase of treasury shares                                                                    (880)             (529)
  Dividends on common shares                                                                     (308)             (364)
                                                                                               ------           -------
         Net cash provided by financing activities                                              4,936            11,561
                                                                                               ------           -------

Net increase in cash and cash equivalents                                                       6,595               287

Cash and cash equivalents at beginning of period                                                2,419             3,011
                                                                                               ------           -------

Cash and cash equivalents at end of period                                                    $ 9,014          $  3,298
                                                                                               ======           =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   312          $    294
                                                                                               ======           =======

    Interest on deposits and borrowings                                                       $ 4,239          $  3,412
                                                                                               ======           =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                          $   333          $    (77)
                                                                                               ======           =======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 125                                                                              $    36          $     15
                                                                                               ======           =======

  Transfers from mortgage loans to real estate acquired through
    foreclosure                                                                               $   125          $     -
                                                                                               ======           =======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine and three month periods ended March 31, 2001 and 2000


    1.   Basis of Presentation

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2000. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine and three month periods ended March 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

                            FFD Financial Corporation

       For the nine and three month periods ended March 31, 2001 and 2000


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

    4.  Earnings Per Share

     Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,035 unallocated ESOP shares, totaled 1,293,119 and 1,270,704 for the nine- and three-month periods ended March 31, 2001, respectively. Weighted-average common shares deemed outstanding, which gives effect to 92,209 unallocated ESOP shares, totaled 1,345,170 and 1,339,656 for the nine- and three-month periods ended March 31, 2000, respectively.

     Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,293,280 and 1,270,704 for the nine- and three-month periods ended March 31, 2001, respectively, and 1,365,694 and 1,350,249 for the nine- and three-month periods ended March 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 161 for the nine- month period ended March 31, 2001, and 20,524 and 10,593 for the nine- and three-month periods ended March 31, 2000, respectively.

     Options to purchase 108,563 and 105,563 shares of common stock with a respective weighted-average exercise price of $9.22 and $9.24 were outstanding at March 31, 2001 but were excluded from the computation of common share equivalents during the three and nine months ended March 31, 2001, respectively, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2000 to March 31, 2001

The Corporation's total assets at March 31, 2001, amounted to $131.6 million, a $6.5 million, or 5.2%, increase over the total at June 30, 2000. This increase was funded primarily through growth in deposits of $11.5 million, which was partially offset by a $5.4 million decrease in advances from the Federal Home Loan Bank ("FHLB") and other borrowed money.

Cash and cash equivalents and investment securities totaled $10.0 million at March 31, 2001, an increase of $4.7 million, or 89.2%, over the total at June 30, 2000.

Mortgage-backed securities totaled $12.2 million at March 31, 2001, a $1.1 million, or 8.6%, decrease from the total at June 30, 2000. This decrease resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $105.8 million at March 31, 2001, an increase of $2.9 million, or 2.8%, over the June 30, 2000 total. Loan disbursements during the period totaled $23.8 million, and were partially offset by principal repayments of $16.2 million and loans sold in the secondary market of $4.5 million. Loans secured primarily by nonresidential real estate, which amounted to $37.0 million at March 31, 2001 and $30.7 million at June 30, 2000, accounted for the growth in the loan portfolio. Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Savings Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $478,000 and $375,000 at March 31, 2001 and June 30, 2000, which represented .45% and .36% of total loans and 473.27% and 166.67% of nonperforming loans at those respective dates. Nonperforming loans amounted to $101,000 and $225,000 at March 31, 2001 and June 30, 2000, respectively. At March 31, 2001, nonperforming loans consisted entirely of one one- to four-family residential loan which was on a nonaccrual status. Management believes this loan was adequately collateralized and expects no material loss on this nonperforming loan. Although management believes that its allowance for loan losses at March 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $89.5 million at March 31, 2001, an $11.5 million, or 14.7%, increase over total deposits at June 30, 2000. The increase in deposits resulted primarily from the Savings Bank offering competitive rates on many of its deposit products, including certificates of deposit with maturities of one to three years, and a new savings product. As a result, certificates of deposit and savings accounts increased by approximately $7.8 million, or 17.8%, and $2.9 million, or 37.4%, respectively. FHLB advances totaled $24.8 million at March 31, 2001, a $5.6 million, or 18.4%, decrease from June 30, 2000. Proceeds from the increase in deposits were primarily used to fund the repayment of FHLB advances and new loan originations.

The Savings Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2001, the Savings Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000

General

The Corporation's net earnings totaled $826,000 for the nine months ended March 31, 2001, an increase of $196,000, or 31.1%, over the net earnings of $630,000 recorded in the comparable period in 2000. The increase in net earnings resulted primarily from an increase of $388,000 in net interest income and an increase of $37,000 in other income, which were partially offset by an increase of $21,000 in the provision for losses on loans, an increase of $102,000 in general, administrative and other expense and an increase of $106,000 in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $1.1 million, or 18.6%, to a total of $7.2 million for the nine months ended March 31, 2001, compared to the $6.1 million total for the nine-month period ended March 31, 2000. Interest income on loans increased by $1.1 million, or 22.2%, due primarily to an increase of approximately $10.1 million, or 10.7%, in the average loan portfolio balance outstanding, coupled with an approximate 75 basis point increase in yield. Interest income on mortgage-backed securities decreased by $45,000, or 6.4%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $37,000, or 14.7%, due primarily to an approximate $1.4 million, or 21.3%, increase in the weighted-average outstanding balance, which was partially offset by an approximate 28 basis point decrease in the yield earned on such investments.

Interest expense on deposits increased by $612,000, or 26.4%, for the nine months ended March 31, 2001, compared to the same period in 2000, due primarily to an approximate $9.1 million, or 12.2%, increase in the average deposit portfolio balance outstanding, coupled with an approximate 52 basis point increase in the average cost of deposits.

Interest expense on borrowings increased by $128,000, or 11.3%, due primarily to an approximate 48 basis point increase in the cost of such funds and an increase in average balance outstanding year to year.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $388,000, or 14.8%, for the nine months ended March 31, 2001, compared to the same period in 2000.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $103,000 during the nine-month period ended March 31, 2001, an increase of $21,000, or 25.6%, compared to the same period in 2000. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2001 and 2000 (continued)

Other Income

Other income totaled $157,000 for the nine months ended March 31, 2001, an increase of $37,000, or 30.8%, over the 2000 total. The increase was due primarily to a $34,000, or 178.9%, increase in gain on sale of loans year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.8 million for the nine months ended March 31, 2001, an increase of $102,000, or 5.9%, compared to the same period in 2000. The increase resulted primarily from a $100,000, or 25.7%, increase in other operating expense, a $37,000, or 26.8%, increase in data processing expense and a $25,000, or 3.1%, increase in employee compensation and benefits, which were partially offset by a $46,000, or 23.0%, decrease in franchise taxes. The increase in other operating expense included approximately $44,000 in fees paid for outsourcing of compliance and other consulting services and approximately $19,000 in expense related to real estate acquired through foreclosure. The remaining $37,000 increase in other operating expense, as well as the increase in data processing expense, was comprised primarily of pro-rata increases related to the Corporation's overall growth year to year. The increase in employee compensation and benefits resulted primarily from normal merit increases, which was partially offset by a decrease in costs related to stock benefit plans, due to fluctuations in the fair value of the Corporation's stock. The decrease in franchise taxes was primarily attributable to a decrease in the tax rate year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $418,000 for the nine months ended March 31, 2001, an increase of $106,000, or 34.0%, over the same period in 2000. The increase resulted primarily from a $302,000, or 32.1%, increase in earnings before taxes. The effective tax rates were 33.6% and 33.1% for the nine months ended March 31, 2001 and 2000, respectively.


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000

General

The Corporation's net earnings totaled $316,000 for the three months ended March 31, 2001, an increase of $93,000, or 41.7%, over the net earnings of $223,000 recorded in the comparable period in 2000. The increase in net earnings resulted primarily from an increase of $158,000 in net interest income, an increase of $30,000 in other income and a $15,000 decrease in the provision for losses on loans, which were partially offset by an increase of $57,000 in general, administrative and other expense and an increase of $53,000 in the provision for federal income taxes.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

Net Interest Income

Total interest income increased by $292,000, or 13.7%, to a total of $2.4 million for the three months ended March 31, 2001, compared to the $2.1 million total for the three-month period ended March 31, 2000. Interest income on loans increased by $308,000, or 17.0%, due primarily to an increase of approximately $5.8 million, or 5.8%, in the average loan portfolio balance outstanding, coupled with an approximate 77 basis point increase in yield. Interest income on mortgage-backed securities decreased by $16,000, or 7.0%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits remained unchanged at $89,000 for each of the three-month periods ended March 31, 2001 and 2000, as the approximate $2.3 million, or 35.4%, increase in the weighted-average outstanding balance was offset by an approximate 144 basis point decrease in the yield earned on such investments.

Interest expense on deposits increased by $221,000, or 27.9%, for the three months ended March 31, 2001, compared to the same period in 2000, due primarily to an approximate $12.2 million, or 16.3%, increase in the average deposit portfolio balance outstanding, coupled with an approximate 42 basis point increase in the average cost of deposits.

Interest expense on borrowings decreased by $87,000, or 19.8%, due to an approximate $6.1 million, or 19.6%, decrease in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $158,000, or 17.5%, for the three months ended March 31, 2001, compared to the same period in 2000.

Provision for Losses on Loans

As a result of an analysis of the Savings Bank's historical loss experience, the volume and type of lending conducted by the Savings Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Savings Bank's market area, and other factors related to the collectibility of First Federal's loan portfolio, management recorded a provision for losses on loans totaling $36,000 during the three-month period ended March 31, 2001, a decrease of $15,000, or 29.4%, compared to the same period in 2000. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate. There can be no assurance that the loan loss allowance of the Savings Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2001 and 2000 (continued)

Other Income

Other income totaled $74,000 for the three months ended March 31, 2001, an increase of $30,000, or 68.2%, over the 2000 total. The increase was due primarily to a $17,000 increase in gain on sale of loans year to year, coupled with a $13,000, or 41.9%, increase in other operating income.

General, Administrative and Other Expense

General, administrative and other expense totaled $620,000 for the three months ended March 31, 2001, an increase of $57,000, or 10.1%, compared to the same period in 2000. The increase in general, administrative and other expense includes an increase of $28,000, or 10.8%, in employee compensation and benefits, a $23,000, or 17.7%, increase in other operating expense and an $11,000, or 22.0%, increase in data processing expense, which were partially offset by a $7,000, or 11.1%, decrease in franchise taxes. The decrease in franchise taxes was primarily attributable to a decrease in tax rates year to year. The increase in employee compensation and benefits resulted primarily from normal merit increases coupled with the hiring of additional staff, which were partially offset by a decrease in costs related to stock benefit plans, due to fluctuations in the fair value of the Corporation's stock. The increase in other operating expense includes $8,000 in fees paid for outsourcing of compliance and other consulting services, $6,000 in expenses related to real estate acquired through foreclosure. The remaining $9,000 increase in other operating expense, as well as the increase in data processing expense, was comprised primarily of pro-rata increases related to the Corporation's growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $161,000 for the three months ended March 31, 2001, an increase of $53,000, or 49.1%, over the same period in 2000. The increase resulted primarily from a $146,000, or 44.1%, increase in earnings before taxes. The effective tax rates were 33.8% and 32.6% for the three months ended March 31, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2000.

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





Date:    May 14, 2001                       By:  /s/Trent Troyer
       -----------------------                   ---------------------------
                                                   Trent Troyer
                                                   President





Date:    May 14, 2001                       By:  /s/Robert R. Gerber
       -----------------------                   ---------------------------
                                                   Robert R. Gerber
                                                   Chief Financial Officer