Form 10KSB
period 2001-06-30
FFD FINANCIAL CORP/OH
filed 2001-09-28
CIK 1006177

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2001

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 for the transition period from ______________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
               ---------------------------------------------------
                 (Name of small business issuer in its charter)

             Ohio                                        34-1921148
  --------------------------                      -------------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification Number)


                   321 North Wooster Avenue, Dover, Ohio 44622
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777

         Securities registered under Section 12(b) of the Exchange Act:
            None                                               None
----------------------------                          ----------------------
    (Title of each class)                             (Name of each exchange
                                                        on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
                                (Title of class)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     The issuer's revenues for the fiscal year ended June 30, 2001, were $9.8 million.

     The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $10.4 million on September 25, 2001.

     1,274,741 of the issuers common shares were issued and outstanding on September 25, 2001.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2001.

Part III of Form 10-KSB - Portions of the Proxy Statement for 2001 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes        No X
                                                               ---      ---

                                     PART I

Item 1.       Description of Business

General

         FFD Financial Corporation ("FFD"), an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the issued and outstanding common shares of First Federal Savings Bank of Dover, now known as First Federal Community Bank, a federal savings bank ("First Federal"). On April 2, 1996, FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank (the "Conversion").

         First Federal has conducted business in Tuscarawas County since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter, at which time the name "First Federal Savings Bank of Dover" was adopted. In August, 2001, First Federal adopted its present name.

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

Lending Activities

         General. First Federal's principal lending activity is the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in First Federal's primary market area. First Federal also offers loans secured by multifamily properties containing five units or more and nonresidential properties. First Federal also originates commercial loans for businesses located in its primary market area and issues letters of credit for commercial, business or agricultural purposes, as well as various types of consumer loans.

     Loan  Portfolio   Composition.   The  following   table  presents   certain
information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                          At June 30,
                                        2001                  2000                 1999
                                        ----                  ----                 ----
                                              Percent               Percent              Percent
                                              of total             of total             of total
                                    Amount     loans     Amount      loans     Amount     loans
                                    ------     -----     ------      -----     ------     -----
                                                      (Dollars in thousands)
One- to four-family                $ 67,643      62.1%   $ 71,960     69.3%     $67,990    77.0%
Multifamily                           7,603       7.0       7,233      7.0        5,467     6.2
Nonresidential and land              24,645      22.6      17,092     16.5       11,231    12.7
Commercial - secured                  6,939       6.4       4,899      4.7        2,058     2.3
Commercial - unsecured                  471       0.4       1,040      1.0          646     0.7
Consumer and other                    1,623       1.5       1,515      1.5          996     1.1
 Deferred loan origination costs          1         -           -        -            -       -
                                    -------     -----     -------    -----       ------   -----
   Total loans                      108,925     100.0%    103,739    100.0%      88,388   100.0%
                                                =====                =====                =====

Less:
Undisbursed portion of loans in
  process                             1,134                 1,200                 1,560
Deferred loan origination fees            -                    46                   142
Allowance for loan losses               564                   375                   269
                                    -------               -------                ------

   Loans receivable, net           $107,227              $102,118               $86,417
                                    =======               =======                ======


     Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2001, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                           Due during the year ending     Due 4-5      Due 6-10     Due 11-15     Due 15 or
                                     June 30,              years         years        years       more years
                          --------------------------       after         after        after         after
                             2002      2003     2004      6/30/01       6/30/01      6/30/01       6/30/01        Total
                             ----      ----     ----      -------       -------      -------       -------        -----

                                                                   (In thousands)
Residential real
  estate (1)              $11,545    $2,634   $2,840    $  6,365       $19,184      $10,115        $22,564      $ 75,247
Commercial loans            3,122     3,232    1,056           -             -            -              -         7,410
Nonresidential and land     1,945     1,945    2,104       4,742        13,378          164            367        24,645
Consumer loans                435       472      512         204             -            -              -         1,623
                           ------     -----    -----      ------        ------       ------         ------       -------
   Total loans            $17,047    $8,283   $6,512     $11,311       $32,562      $10,279        $22,931      $108,925
                           ======     =====    =====      ======        ======       ======         ======       =======

--------------------------

(1) Includes one- to four-family, multifamily and deferred loan origination costs.


     The following table sets forth the dollar amount of all loans due after June 30, 2002, which have predetermined interest rates and which have floating or adjustable interest rates:

                                                      Due after June 30, 2002
                                                      -----------------------
                                                          (In thousands)

 Fixed rate of interest                                       $14,028
 Adjustable rate of interest                                   77,850
                                                               ------
                                                              $91,878
                                                               ======

         One- to Four-Family Residential Real Estate Loans. The primary lending activity of First Federal has been the origination of permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County. First Federal also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $67.6 million, or 62.1% of total loans, at June 30, 2001.

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

         OTS regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. Most of First Federal's one- to four-family loans have a LTV of 80% or less, although First Federal will make first mortgage loans on one- to four-family residences up to 89% of the value of the real estate and improvements. First Federal also has an affordable housing loan program under which it originates a small number of variable-rate loans with LTVs of up to 95%.

         Included in one- to four-family loans are lines of credit secured by the equity in the borrower's principal residence. First Federal makes home equity lines of credit in an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Home equity loans are secured by a second mortgage on the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2001, First Federal's total one- to four-family residential real estate loan portfolio included $5.6 million in home equity loans.

         Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing over four units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 80% for terms of up to 30 years.

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

         At June 30, 2001, loans secured by multifamily properties totaled approximately $7.6 million, or 7.0% of total loans.

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

         Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

         At June 30, 2001, a total of $1.5 million, or approximately 1.4%, of First Federal's total loans, consisted of construction loans.

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

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, for example, as leases are not obtained or renewed, the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. None of First Federal's nonresidential real estate loans were nonperforming at June 30, 2001, 2000 or 1999.

         At June 30, 2001, First Federal had a total of $24.6 million invested in nonresidential real estate and land loans. Nonresidential real estate loans comprised approximately 22.6% of First Federal's total loans at such date. The increase in nonresidential real estate loans from the fiscal year ended June 30, 2000, was the result of management's concerted effort to increase the portfolio in order to increase the yield on interest earning assets.

         Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 2001, First Federal's nonresidential mortgage loans totaled 166.5% of First Federal's capital.

         Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by a security interest in inventory, accounts receivable, machinery or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of at least 85% and have adjustable interest rates.

         At June 30, 2001, First Federal had approximately $7.4 million, or 6.8% of total loans, invested in commercial loans.

         Commercial loans are generally deemed to entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. At June 30, 2001, none of First Federal's commercial loans were classified assets under OTS regulations.

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

         At June 30, 2001, First Federal had approximately $1.6 million, or 1.5% of its total loans, invested in consumer loans.

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

         Loan Originations, Purchases and Sales. Currently, First Federal is originating both fixed-rate and adjustable-rate loans for its portfolio. During the fiscal year ended June 30, 1999, First Federal began to sell fixed-rate real estate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). When a mortgage loan is sold, First Federal services the loan by collecting monthly payments of principal and interest and forwarding such payments to the FHLMC, net of a servicing fee. During the year ended June 30, 2001, First Federal sold approximately $9.3 million in loans to the FHLMC.

         The following table presents the activity in First Federal's loan portfolio, including loans held for sale, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions, but no loans were purchased during the periods presented. See "Nonresidential Real Estate and Land Loans."

                                                            Year ended June 30,
                                                   2001             2000              1999
                                                   ----             ----              ----
                                                              (In thousands)
Loans originated:
   One- to four-family                           $17,510         $ 9,773           $21,534
   Construction                                      902           1,502             2,880
   Nonresidential and land                            42           2,182                63
   Commercial                                     24,660          20,191            14,993
   Consumer                                        1,630           1,678             1,470
                                                  ------          ------            ------
     Total loans originated                       44,744          35,326            40,940

Principal repayments                              30,639          17,338            17,172
Principal sold                                     9,257           2,350             7,433
Increase (decrease) in other items, net (1)         (320)            (81)               57
                                                  ------          ------            ------
Net increase in loans receivable                 $ 4,528         $15,557           $16,392
                                                  ======          ======            ======

-----------------------------

(1) Other items consist of amortization of deferred loan origination fees, the provision for losses on loans, transfers to real estate acquired through foreclosure, and the recognition and amortization of mortgage servicing rights.


         OTS regulations impose a limit on the aggregate amount that a savings association may lend to any one borrower to an amount equal to 15% of the association's total capital for risk-based capital purposes plus any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. An exception to this limit permits loans to one borrower of up to $500,000. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

         Based on the 15% limit, First Federal was able to lend approximately $2.3 million to one borrower at June 30, 2001. The largest amount First Federal had outstanding to one borrower at June 30, 2001, was $1.6 million, which is one loan secured by a hotel in New Philadelphia, Ohio.

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

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, it initially records the property at the lower of cost or fair value of the real estate, less estimated costs to sell. First Federal records a real estate loss provision if the property's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2001.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                      June 30, 2001                 June 30, 2000                     June 30, 1999
                            -----------------------------    -----------------------------   -----------------------------
                                                  Percent                         Percent                          Percent
                                                 of total                         of total                         of total
                            Number     Amount      loans     Number    Amount      loans      Number     Amount     loans
                            ------     ------    --------    ------    ------     --------    ------     ------    -------
                                                                (Dollars in thousands)
 Loans delinquent for:
    30 - 59 days               5       $  754       .69%       13        $437       .42%         6         $248      .28%
    60 - 89 days               7          177       .16%        -           -        -          13          178      .20
    90 days and over           1          105       .10%        2         225       .22          4           15      .02
                              --        -----       ---        --         ---       ---         --          ---      ---
 Total delinquent loans       13       $1,036       .95%       15        $662       .64%        23         $441      .50%
                              ==        =====       ===        ==         ===       ===         ==          ===      ===


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

                                                                 At June 30,
                                                    2001             2000            1999
                                                    ----             ----            ----
                                                           (Dollars in thousands)
Total nonaccrual loans                              $105              $225             $  -

Total loans delinquent 90 days or more and
   still accruing                                      -                 -               15
                                                     ---               ---              ---

Total nonperforming loans                           $105              $225             $ 15
                                                     ===               ===              ===

Allowance for loan losses                           $564              $375             $269
                                                     ===               ===              ===

Nonperforming loans as a percent of total
   loans                                              .10%              .22%             .02%

Allowance for loan losses as a percent of
   nonperforming loans                             537.14%           166.67%        1,793.33%


         For the year ended June 30, 2001, interest income of $3,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. During such period, no interest income was recorded on such loans.

         OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified loss, or charge off such amount. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

         The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                                         At June 30,
                                        2001                2000                1999
                                        ----                ----                ----
                                                       (In thousands)
Classified assets:
  Special mention                        $540               $  124               $  -
  Substandard                               -                1,023                  -
                                          ---                -----                ---
      Total                              $540               $1,147               $  -
                                          ===                =====                ===


         Federal examiners are authorized to classify an association's assets. If an association does not agree with an examiner's classification of an asset, it may appeal the determination to the Regional Director of the OTS. First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

         Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

         The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's lending area of Tuscarawas County, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. In addition to one- to four-family residential real estate loans, First Federal makes home equity, multifamily residential real estate, commercial, nonresidential real estate and construction loans. These real estate loans are also secured by property in First Federal's lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years.

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

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                              Year ended June 30,
                                                    2001             2000               1999
                                                    ----             ----              ----
                                                            (Dollars in thousands)
Balance at beginning of period                       $375              $269             $270
Charge-offs                                           (12)                -               (1)
Provision for losses on loans                         201               106                -
                                                      ---               ---              ---
Balance at end of period                             $564              $375             $269
                                                      ===               ===              ===

Ratio of net charge-offs to average loans
   outstanding during the period                     0.01%                -%                -%

Ratio of allowance for loan losses to total
   loans                                             0.52%             0.36%            0.30%


         The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                                At June 30,
                                 2001                              2000                            1999
                                 ----                              ----                            ----
                                        Percent of                      Percent of                     Percent of
                                      loans in each                    loans in each                 loans in each
                                       category to                      category to                   category to
                           Amount       total loans       Amount        total loans       Amount       total loans
                           ------    ---------------      ------     ----------------     ------    --------------
                                                            (Dollars in thousands)
Balance at year end
applicable to:
   Real estate loans         $403         91.7%           $287            92.8%            $221          95.9%
   Consumer loans              39          1.5              18             1.5                3           1.1
   Commercial loans           122          6.8              59             5.7               32           3.0
   Unallocated                  -           -               11              -                13            -
                              ---        -----             ---           -----             ----         -----
     Total                   $564        100.0%           $375           100.0%            $269         100.0%
                              ===        =====             ===           =====              ===         =====


         Because the loan loss allowance is based on estimates, it is monitored monthly and adjusted as necessary to provide an adequate allowance.

Investment Activities

         First Federal is permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and mutual funds, as well as other investments permitted by federal regulations.

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

         The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                           At June 30,

                                           2001                              2000                                    1999
                             -------------------------------     -------------------------------     -------------------------------
                             Amortized  % of   Market  % of      Amortized  % of    Market  % of     Amortized  % of   Market   % of
                               cost    total    Value  total       cost     total   value   total      cost    total   value   total
                             --------  -----   ------  -----      ------   -----   ------   -----    -------   -----   ------  -----
                                                                      (Dollars in thousands)
 Investment securities
 designated as available
 for sale:
   U.S. Government and
      agency obligations     $ 1,000     8.0%  $ 1,000    7.9%   $ 3,000    18.0%  $ 2,875   17.7%   $ 3,000   15.8% $ 2,924   15.5%
                              ------   -----    ------  -----     ------   -----    ------  -----      -----  -----    -----  -----


 Mortgage-backed securities
   designated as held to       3,721    29.9     3,804   30.2      4,189    25.1     4,188   25.9      4,779   25.1    4,907   26.1
   maturity
 Mortgage-backed securities
   designated as available
   for sale                    7,715    62.1     7,799   61.9      9,518    56.9     9,135   56.4     11,230   59.1   10,978   58.4
                              ------   -----    ------  -----     ------   -----    ------  -----     ------  -----   ------  -----


 Total mortgage-backed
   securities                 11,436    92.0    11,603   92.1     13,707    82.0    13,323   82.3     16,009   84.2   15,885   84.5
                              ------   -----    ------  -----    -------   -----   -------  -----     ------  -----   ------   ----


 Total investment securities
    and mortgage-backed
    securities               $12,436   100.0%  $12,603  100.0%   $16,707   100.0%  $16,198  100.0%   $19,009  100.0% $18,809  100.0%
                              ======   =====    ======  =====     ======   =====    ======  =====     ======  =====   ======  =====



     The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2001, are indicated in the following table:

                                         After one through     After five         After ten
                     Less than one year      five years     through ten years       years                      Total
                     ------------------  -----------------  -----------------  -----------------   -------------------------------
                     Amortized Average   Amortized Average  Amortized Average  Amortized Average   Amortized  Market   Weighted-
                       cost     yield      cost     yield     cost     yield     cost     yield      cost     value  average yield
                      -------  -------    -------- -------   --------  ------   -------- -------    -------  ------- -------------
                                                                       (Dollars in thousands)
U.S. Government and
  agency obligations    $  -      -%      $1,000     6.36%      $  -       -%    $     -      -%    $ 1,000   $ 1,000       6.36%
Mortgage-backed
  securities               -      -          178     6.05        640    7.90      10,618   5.98      11,436    11,603       6.09
                         ---               -----                 ---              ------             ------    ------
                        $  -              $1,178                $640             $10,618            $12,436   $12,603
                         ===               =====                 ===              ======             ======    ======

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

         At June 30, 2001, First Federal's certificates of deposit totaled $51.1 million, or 56.1% of total deposits. Of such amount, approximately $37.1 million in certificates of deposit mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                  At June 30,
                                                2001                  2000                   1999
                                                ----                  ----                   ----
                                                     Percent               Percent                Percent
                                                    of total               of total              of total
                                          Amount    deposits    Amount     deposits    Amount    deposits
                                          ------    --------    ------     --------    ------    --------
                                                              (Dollars in thousands)
Transaction accounts:
  NOW and money market accounts (1)       $13,482      14.8%    $ 9,543      12.3%     $ 8,290      11.5%
  Passbook savings accounts (2)            26,467      29.1      24,666      31.6       22,557      31.3
                                           ------     -----      ------      ----       ------     -----

  Total transaction accounts               39,949      43.9      34,209      43.9       30,847      42.8

Certificates of deposit:
   2.01 - 4.00%                             2,013       2.2         189       0.2            -        -
   4.01 - 6.00%                            21,071      23.2      30,307      38.9       38,513      53.5
   6.01 - 8.00%                            27,985      30.7      13,282      17.0        2,665       3.7
                                           ------     -----      ------     -----       ------     -----
     Total certificates of deposit (3)     51,069      56.1      43,778      56.1       41,178      57.2
                                           ------     -----      ------     -----       ------     -----

     Total deposits                       $91,018     100.0%    $77,987     100.0%     $72,025     100.0%
                                           ======     =====      ======     =====       ======     =====

-----------------------------

(1) The weighted average interest rates on NOW and money market accounts were .25% at June 30, 2001, 0.4% at June 30, 2000, and 0.9% at June 30, 1999.

(2) The weighted average interest rates on passbook accounts were 3.34% at June 30, 2001, 4.08% at June 30, 2000, and 3.54% at June 30, 1999.

(3) The weighted average rates on all certificates of deposit were 6.05% at June 30, 2001, 5.71% at June 30, 2000, and 5.25% at June 30, 1999.

         The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2001:

                                                        Amount Due
                                                   Over          Over
                                     Up to       1 year to    2 years to
        Rate                        one year      2 years      3 years        Total
        ----                        --------     --------      ---------     -----
                                                      (In thousands)
        2.01 - 4.00%                $ 1,967       $    46       $    -      $ 2,013
        4.01 - 6.00%                 15,622         3,878        1,571       21,071
        6.01 - 8.00%                 19,556         6,840        1,589       27,985
                                     ------        ------        -----       ------

          Total                     $37,145       $10,764       $3,160      $51,069
                                     ======        ======        =====       ======


         The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2001:

    Maturity                                                Amount
    --------                                                ------
                                                        (In thousands)

    Three months or less                                   $1,482
    Over 3 months to 6 months                               1,728
    Over 6 months to 12 months                              2,044
    Over 12 months                                          1,330
                                                            -----

       Total                                               $6,584
                                                            =====


         The following table sets forth First Federal's deposit account balance activity for the periods indicated:


                                                            Year ended June 30,
                                                  2001            2000            1999
                                                  ----            ----            ----
                                                         (Dollars in thousands)
Beginning balance                               $ 77,987        $ 72,025        $ 61,956

Deposits                                         414,186         285,965         356,315
Withdrawals                                     (404,244)       (282,820)       (347,893)
                                                 -------         -------         -------
Net increase in deposits before
   interest credited                               9,942           3,145           8,422
Interest credited                                  3,089           2,817           1,647
                                                 -------         -------         -------
Ending balance                                  $ 91,018        $ 77,987        $ 72,025
                                                 =======         =======         =======

Net increase                                    $ 13,031        $  5,962        $ 10,069
                                                 =======         =======         =======

Percent increase                                   16.7%            8.3%           16.3%
                                                   ====             ===            ====



         Borrowings. First Federal's other sources of funds include advances from the FHLB. The FHLBs provide credit to their members in the form of advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.8 million at June 30, 2001.

         FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2001, First Federal had $24.7 outstanding in advances from the FHLB.

         The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                                          At June 30,
                                                     2001                     2000                     1999
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
FHLB advances                                       $24,732                  $30,412                  $23,616
Weighted average interest rate of
   FHLB advances                                       4.78%                    6.48%                    5.05%


         The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                                                        Year ended June 30,
                                                     2001                     2000                     1999
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
Maximum balance                                     $29,903                  $31,554                  $23,616
Average balance                                      26,094                   28,413                   19,637
Weighted-average interest rate                         6.01%                    5.57%                    4.87%


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

Subsidiaries

         First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 2001, was approximately $16,900.

Personnel

         At June 30, 2001, First Federal had 31 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

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


Office of Thrift Supervision Regulations

         General. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the Savings Association Insurance Fund ("SAIF"). The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

         Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area.

         Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk.

         The OTS has adopted an interest rate risk component to the risk-based capital requirement which requires that a savings association must measure the effect of an immediate 200 basis point change in interest rates on the value of its portfolio as determined under the methodology of the OTS. If the measured interest rate risk is above the level deemed normal under the regulation, the association will be required to deduct one-half of the excess exposure from its total capital when determining its risk-based capital. An association with less than $300 million in assets and a risk-based capital ratio in excess of 12% is generally not subject to the interest rate risk component, and First Federal currently qualifies for such exemption.

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at June 30, 2001, met the standards for the highest category, a "well-capitalized" institution.

         Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on an average during each of four preceding calendar quarters and must provide adequate assurances of performance.

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

         A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can declare and pay a dividend. An application must be submitted and approval from the OTS must be obtained by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2001, First Federal qualified as a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2001.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2001.

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

FRB Reserve Requirements

         FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.8 million (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At June 30, 2001, First Federal was in compliance with its reserve requirements.

Holding Company Regulation

         Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, without prior approval of the OTS, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by FFD. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

         As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of FFD and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2001, First Federal met both those tests.

Regulation of Acquisitions of Control of FFD and First Federal

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

Ohio Corporation Law

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

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies (2) the holders of at least two-thirds of the voting shares, and at least a majority of the voting shares not beneficially owned by the Interested Shareholders, approve the business combination at a meeting called to such purpose; or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

         An Ohio corporation may, under certain circumstances, "opt out" of the statute by specifically providing in its articles of incorporation that the statute does not apply to any business combination of such corporation. However, the statute still prohibits for twelve months any business combination that would have been prohibited but for the adoption of such an opt-out amendment. The statute also provides that it will continue to apply to any business combination between a person who became an Interested Shareholder prior to the adoption of such an amendment as if the amendment had not been adopted. FFD has not opted out of the protection afforded by Chapter 1704.

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

         First Federal's average gross receipts for the three tax years ending on December 31, 2000, is approximately $8.0 million and as a result, First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

         Certain thrift institutions, such as First Federal, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The "experience" method is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), as modified by the Act, which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2001, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.7 million. First Federal believes it had approximately $7.7 million of accumulated earnings and profits for tax purposes as of June 30, 2001, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of First Federal have been audited or closed without audit through 1997. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

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

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


Item 2.       Description of Property

              The following table sets forth certain information at June 30, 2001, regarding the properties on which the main office of First Federal and a branch office are located:

                                           Owned                Date                 Net
Location                                 or leased            acquired          book value(1)
--------                                 ---------            ---------         -------------
321 North Wooster Avenue
Dover, Ohio  44622                         Owned                1/96                 $552

224 West High Avenue
New Philadelphia, OH  44663                Owned                11/97                $361

-----------------------------

(1) At June 30, 2001, First Federal's office premises and equipment had a total net book value of approximately $1.2 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.


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

Item 5.       Market for Common Equity and Related Stockholder Matters

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2001 (the "Annual Report"), under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.       Financial Statements

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 9, 2001, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The information contained in the definitive Proxy Statement for the 2001 Annual Meeting of Shareholders of FFD (the "Proxy Statement"), under the caption "Board of Directors" is incorporated herein by reference.

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

              Not Applicable.

Item 13.      Exhibits and Reports on Form 8-K

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

          20      Proxy Statement for 2001 Annual Meeting of Shareholders

          21      Subsidiaries of FFD Financial Corporation

(b)       Reports on Form 8-K

          No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 2001.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         FFD FINANCIAL CORPORATION


                                         By: /s/ Trent B. Troyer
                                             -------------------------------
                                             Trent B. Troyer, President

                                         Date: September 27, 2001

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Stephen G. Clinton
------------------------------------               ------------------------
Stephen G. Clinton                                 Roy O. Mitchell, Jr.
Director                                           Director


Date:  September 27, 2001                         Date:  September ___, 2001




/s/ J. Richard Gray                                /s/ Robert D. Sensel
------------------------------------               --------------------
J. Richard Gray                                    Robert D. Sensel
Director                                           Director


Date:  September 27, 2001                         Date:  September 27, 2001




/s/ Richard J. Herzig                              /s/ Enos L. Loader
------------------------------------               ------------------
Richard J. Herzig                                  Enos L. Loader
Director                                           Director


Date:  September 27, 2001                         Date:  September 27, 2001




/s/ Robert R. Gerber                               /s/ Trent B. Troyer
------------------------------------               -------------------
Robert R. Gerber                                   Trent B. Troyer
Chief Financial Officer and Treasurer              President
(Principal Financial Officer)                      (Principal Executive Officer)


Date:  September 27, 2001                         Date:  September 27, 2001

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER         DESCRIPTION                                  PAGE NUMBER
     ------         -----------                                  -----------
     3.1            Articles of Incorporation of FFD             Incorporated by reference to the Registration Statement on
                    Financial Corporation                        Form S-1 filed by FFD on December 15, 1995 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit
                                                                 3.1.

     3.2            Certificate of Amendment to Articles of      Incorporated by reference to Pre-Effective Amendment No. 1
                    Incorporation of FFD Financial Corporation   to the S-1 filed with the SEC on February 1, 1996
                                                                 ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

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
                    Agreement

     13             FFD Financial Corporation 2001 Annual
                    Report to Shareholders

     20             Proxy Statement for 2001 Annual Meeting      Incorporated by reference to the Proxy Statement for the
                    of Shareholders                              2001 Annual Meeting of Shareholders filed with the SEC on
                                                                 September 17, 2001

     21             Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form
                                                                 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.