Form 10QSB
period 2001-09-30
FFD FINANCIAL CORP/OH
filed 2001-11-09
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended            September 30, 2001
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:              0-27916
                         ---------------------------------------

                            FFD FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                   34-1921148
-------------------------------            -----------------------------------
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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 2001 - 1,272,419 shares of common stock

Transitional Small Business Disclosure Format (Check one):  Yes [  ]    No [X]




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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $  1,731            $  1,316
Interest-bearing deposits in other financial institutions                                     4,312               8,024
                                                                                            -------             -------
         Cash and cash equivalents                                                            6,043               9,340

Investment securities designated as available
  for sale - at market                                                                           -                1,000
Mortgage-backed securities designated as available for
  sale - at market                                                                            7,367               7,799
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $3,511 and $3,804 as of
  September 30, 2001 and June 30, 2001, respectively                                          3,426               3,721
Loans receivable - net                                                                      109,631             107,227
Loans held for sale - at lower of cost or market                                                647                 240
Office premises and equipment - at depreciated cost                                           1,145               1,171
Stock in Federal Home Loan Bank - at cost                                                     1,817               1,786
Accrued interest receivable                                                                     436                 451
Prepaid expenses and other assets                                                               170                 205
Prepaid federal income taxes                                                                     -                  157
                                                                                            -------             -------

         Total assets                                                                      $130,682            $133,097
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 92,594            $ 91,018
Advances from the Federal Home Loan Bank                                                     20,695              24,732
Accrued interest payable                                                                        118                 147
Other liabilities                                                                               561                 397
Accrued federal income taxes                                                                     34                  -
Deferred federal income taxes                                                                   217                 199
                                                                                            -------             -------
         Total liabilities                                                                  114,219             116,493

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,861               7,861
  Retained earnings - substantially restricted                                               11,189              10,962
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects                     118                  55
  Shares acquired by stock benefit plans                                                       (852)               (852)
  Less 180,009 and 141,209 treasury shares at September 30, 2001 and
    June 30, 2001, respectively - at cost                                                    (1,853)             (1,422)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,463              16,604
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $130,682            $133,097
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)


                                                                                               2001                2000
Interest income
  Loans                                                                                      $2,039              $2,021
  Mortgage-backed securities                                                                    161                 226
  Investment securities, interest-bearing
    deposits and other                                                                           69                  99
                                                                                              -----               -----
         Total interest income                                                                2,269               2,346

Interest expense
  Deposits                                                                                      942                 916
  Borrowings                                                                                    264                 471
                                                                                              -----              -----
         Total interest expense                                                               1,206               1,387
                                                                                              -----               -----

         Net interest income                                                                  1,063                 959

Provision for losses on loans                                                                    68                  25
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  995                 934

Other income
  Gain (loss) on sale of loans                                                                   53                  (7)
  Other operating                                                                                60                  46
                                                                                              -----               -----
         Total other income                                                                     113                  39

General, administrative and other expense
  Employee compensation and benefits                                                            277                 251
  Occupancy and equipment                                                                        54                  54
  Federal deposit insurance premiums                                                              4                   6
  Franchise taxes                                                                                33                  55
  Data processing                                                                                67                  58
  Other operating                                                                               149                 155
                                                                                              -----               -----
         Total general, administrative and other expense                                        584                 579
                                                                                              -----               -----

         Earnings before income taxes                                                           524                 394

Federal income taxes
  Current                                                                                       192                 123
  Deferred                                                                                      (14)                  9
                                                                                              -----               -----
         Total federal income taxes                                                             178                 132
                                                                                              -----               -----

         NET EARNINGS                                                                        $  346              $  262
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.28                $.20
                                                                                                ===                 ===

           Diluted                                                                             $.28                $.20
                                                                                                ===                 ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2001                2000
Net earnings                                                                                   $346               $ 262

Other comprehensive income, net of tax:
  Unrealized holding gains on securities during the period,
    net of tax of $32 and $59 in 2001 and 2000, respectively                                     63                 114
                                                                                                ---                ----

Comprehensive income                                                                           $409               $ 376
                                                                                                ===                ====

Accumulated comprehensive income (loss)                                                        $118               $(221)
                                                                                                ===                ====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   346            $  262
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             12                 3
    Amortization of deferred loan origination (fees) costs                                         (3)                5
    Depreciation and amortization                                                                  26                35
    Provision for losses on loans                                                                  68                25
    Gain on sale of mortgage loans                                                                (22)               (2)
    Loans originated for sale in the secondary market                                          (4,333)             (475)
    Proceeds from sale of loans in the secondary market                                         3,948               478
    Federal Home Loan Bank stock dividends                                                        (31)              (39)
    Amortization expense of stock benefit plans                                                    -                  3
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  15               (11)
      Prepaid expenses and other assets                                                            35                46
      Accrued interest payable                                                                    (29)                7
      Other liabilities                                                                           164               130
      Federal income taxes
        Current                                                                                   191                 4
        Deferred                                                                                  (14)                9
                                                                                               ------             -----
         Net cash provided by operating activities                                                373               480

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,000                -
  Principal repayments on mortgage-backed securities                                              810               739
  Loan principal repayments                                                                     7,548             4,415
  Loan disbursements                                                                          (10,017)           (5,362)
  Purchase of office premises and equipment                                                        -                (13)
                                                                                               ------             -----
         Net cash used in investing activities                                                   (659)             (221)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,576             4,114
  Repayment of Federal Home Loan Bank advances                                                 (4,037)           (2,536)
  Dividends on common stock                                                                      (119)              (93)
  Purchase of treasury stock                                                                     (431)             (212)
                                                                                               ------             -----
         Net cash provided by (used in) financing activities                                   (3,011)            1,273
                                                                                               ------             -----

Net increase (decrease) in cash and cash equivalents                                           (3,297)            1,532

Cash and cash equivalents at beginning of period                                                9,340             2,419
                                                                                               ------             -----

Cash and cash equivalents at end of period                                                    $ 6,043            $3,951
                                                                                               ======             =====

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
 Cash paid during the period for:
    Federal income taxes                                                                       $    1            $  120
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $1,235            $1,380
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available
    for sale, net of related tax effects                                                       $   63            $  114
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $   31            $    4
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired
    through foreclosure                                                                        $   -             $  125
                                                                                                =====             =====

  Unrealized losses on loans held for sale                                                     $   -             $  (13)
                                                                                                =====             =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             For the three months ended September 30, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In September 2000, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," which revises the standards for accounting for securitizations and other transfers of financial assets and collateral. SFAS No. 140 requires certain disclosures, but carries over most of the provisions of SFAS No. 125 without reconsideration. The Statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. Management adopted SFAS No. 140 effective April 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

    In June 2001, the FASB issued SFAS No. 142 "Goodwill and Intangible Assets," which prescribes accounting for all purchased goodwill and intangible assets. Pursuant to SFAS No. 142, acquired goodwill is not amortized, but is tested for impairment at the reporting unit level annually and whenever an impairment indicator arises. All goodwill should be assigned to reporting units that are expected to benefit from the goodwill. When an entity reorganizes its reporting structure, goodwill should be reallocated to reporting units based on the relative fair values of the units. Goodwill impairment should

                            FFD Financial Corporation

             For the three months ended September 30, 2001 and 2000


    3.   Effects of Recent Accounting Pronouncements (continued)

    be tested with a two-step approach. First, the fair value of the reporting unit should be compared to its carrying value, including goodwill. If the reporting unit's carrying value exceeds its fair value, then any goodwill impairment should be measured as the excess of goodwill's carrying value over its implied fair value. The implied fair value of goodwill should be calculated in the same manner as goodwill is calculated for a business combination, using the reporting units' fair value as the "purchase price." Therefore, goodwill's implied fair value will be the excess of the "purchase price" over the amounts allocated to assets, including unrecognized intangible assets, and liabilities of the reporting unit. Goodwill impairment losses should be reported in the income statement as a separate line item within operations, except for such losses included in the calculation of a gain or loss from discontinued operations.

    An acquired intangible asset, other than goodwill, should be amortized over its useful economic life. The useful life of an intangible asset is indefinite if it extends beyond the foreseeable horizon. If an asset's life is indefinite, the asset should not be amortized until the life is determined to be finite. Intangible assets being amortized should be tested for impairment in accordance with SFAS No. 121. Intangible assets not being amortized should be tested for impairment, annually and whenever there are indicators of impairment, by comparing the asset's fair value to its carrying amount.

    SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 is not expected to have a material effect on the Corporation's financial position or results of operations.

    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 79,035 unallocated ESOP shares, totaled 1,214,223 for the three month period ended September 30, 2001. Weighted-average common shares deemed outstanding, which gives effect to 92,209 unallocated ESOP shares, totaled 1,332,973 for the three-month period ended September 30, 2000.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,229,464 for the three-month period ended September 30, 2001, and 1,337,480 for the three-month period ended September 30, 2000. Incremental shares related to the assumed exercise of stock options included in the computation of diluted earnings per share totaled 15,241 and 4,507 for the three-month periods ended September 30, 2001 and 2000, respectively.

    Options to purchase 2,952 and 3,552 shares of common stock with a respective weighted-average exercise price of $11.17 and $11.75 were outstanding at September 30, 2001 and 2000, respectively, but were excluded from the computation of common share equivalents during the three months ended September 30, 2001 and 2000, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2001 to September 30,
2001

The Corporation's total assets at September 30, 2001, amounted to $130.7 million, a $2.4 million, or 1.8%, decrease from the total at June 30, 2001. The decrease was due primarily to a $3.0 million reduction in cash and cash equivalents and a $1.0 million reduction in investment securities which were used to repay $4.0 million in advances from the Federal Home Loan Bank ("FHLB").

Cash and cash equivalents and investment securities totaled $6.0 million at September 30, 2001, a decrease of $4.3 million, or 41.6%, from the total at June 30, 2001. Mortgage-backed securities totaled $10.8 million at September 30, 2001, a $727,000, or 6.3%, decrease from the total at June 30, 2001. This decrease resulted primarily from principal repayments. Excess liquidity was generally redeployed to fund new loan originations and to repay borrowings.

Loans receivable, including loans held for sale, totaled $110.3 million at September 30, 2001, an increase of $2.8 million, or 2.6%, over the June 30, 2001 total. Loan disbursements during the period totaled $14.4 million, which were partially offset by principal repayments of $7.5 million and loans sold in the secondary market of $3.9 million. Loans secured primarily by nonresidential real estate and multi-family residential real estate accounted for the growth in the loan portfolio. Nonresidential real estate and multi-family residential real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $632,000 and $564,000 at September 30, 2001 and June 30, 2001, which represented .57% and .52% of total loans and 544.8% and 537.1% of nonperforming loans at those respective dates. Nonperforming loans amounted to $116,000 and $105,000 at September 30, 2001 and June 30, 2001, respectively. At September 30, 2001, nonperforming loans consisted primarily of one one- to four-family residential loan which was on a nonaccrual status. Management believes this loan was adequately collateralized and expects no material loss on this nonperforming loan. Although management believes that its allowance for loan losses at September 30, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $92.6 million at September 30, 2001, a $1.6 million, or 1.7%, increase over total deposits at June 30, 2001. The increase in deposits resulted primarily from managements' efforts to maintain growth through marketing and pricing strategies. FHLB advances totaled $20.7 million at September 30, 2001, a $4.0 million, or 16.3%, decrease from June 30, 2001.

Shareholders' equity totaled $16.5 million at September 30, 2001, a decrease of $141,000, or .8%, from June 30, 2001. The decrease was due to the Corporation's purchase of treasury shares during the period of $431,000 and dividends paid of $119,000, which were partially offset by net earnings of $346,000 and an increase in unrealized gains on available for sale securities of $63,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At September 30, 2001, the Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000

General

The Corporation's net earnings totaled $346,000 for the three months ended September 30, 2001, an increase of $84,000, or 32.1%, over the net earnings of $262,000 recorded in the comparable period in 2000. The increase in net earnings resulted primarily from increases of $104,000 in net interest income and $74,000 in other income, which were partially offset by a $43,000 increase in the provision for losses on loans, and increases of $5,000 in general, administrative and other expense and $46,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $77,000, or 3.3%, to a total of $2.3 million for the three months ended September 30, 2001, compared to the three-month period ended September 30, 2000. Interest income on loans increased by $18,000, or 0.9%, due primarily to an increase of approximately $5.5 million, or 5.4%, in the average loan portfolio balance outstanding, which was substantially offset by an approximate 33 basis point decrease in yield. Interest income on mortgage-backed securities decreased by $65,000, or 28.8%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $30,000, or 30.3%, to a total of $69,000 for the three-month period ended September 30, 2001, due primarily to a decrease in the average yield year to year.

Interest expense on deposits increased by $26,000, or 2.8%, for the three months ended September 30, 2001, compared to the same period in 2000, due primarily to an approximate $11.8 million, or 14.7%, increase in the average deposit portfolio balance outstanding, which was substantially offset by an approximate 47 basis point decrease in the average cost of deposits.

Interest expense on FHLB advances decreased by $207,000, or 43.9%, due to an approximate $6.4 million, or 22.1%, decrease in the average balance of advances outstanding, coupled with an approximate 182 basis point decrease in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $104,000, or 10.8%, for the three months ended September 30, 2001, compared to the same period in 2000.

Provision for Losses on Loans

As a result of an analysis of the Bank's historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio, management recorded a provision for losses on loans totaling $68,000 during the three-month period ended September 30, 2001, an increase of $43,000, or 172.0%, compared to the same period in 2000. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2001 and 2000 (continued)

Other Income

Other income totaled $113,000 for the three months ended September 30, 2001, an increase of $74,000, or 189.7%, over the 2000 total. The increase was due primarily to a $60,000 increase in gain on sale of loans year to year, and a $14,000, or 30.4%, increase in other operating income. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loans and deposits year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $584,000 for the three months ended September 30, 2001, an increase of $5,000, or 0.9%, compared to the same period in 2000. The increase in general, administrative and other expense includes an increase of $26,000, or 10.4%, in employee compensation and benefits and a $9,000, or 15.5%, increase in data processing expense, which were partially offset by a $22,000, or 40.0%, decrease in franchise taxes. The increase in employee compensation and benefits resulted primarily from normal merit increases and the hiring of additional staff. The increase in data processing expense resulted primarily from the Corporation's growth year to year. The decrease in franchise taxes was primarily attributable to a decrease in tax rates year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $178,000 for the three months ended September 30, 2001, an increase of $46,000, or 34.8%, over the same period in 2000. The increase resulted primarily from a $130,000, or 33.0%, increase in earnings before taxes. The effective tax rates were 34.0% and 33.5% for the three months ended September 30, 2001 and 2000, respectively.


Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2001.

                            FFD Financial Corporation

                                     PART II


ITEM 1.  Legal Proceedings

         Not applicable


ITEM 2.  Changes in Securities and Use of Proceeds

         Not applicable


ITEM 3.  Defaults Upon Senior Securities

         Not applicable


ITEM 4.  Submission of Matters to a Vote of Security Holders

          On  October  16,  2001,  the  Annual  Meeting  of  the   Corporation's
          Shareholders was held. Each of the three directors nominated were elected to terms expiring in 2003 by the following votes:

                                               For                Withheld

           J. Richard Gray                     1,097,517          13,978
           Roy O. Mitchell, Jr.                1,095,817          15,678
           Robert D. Sensel                    1,098,817          12,678

          One other matter was submitted to the shareholders, for which the following votes were cast:

          Ratification of the appointment of Grant Thornton LLP as independent auditors of the Corporation for the fiscal year ended June 30, 2002.

          For:  1,097,092            Against:  8,153           Abstain:  6,250


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





Date:    November 9, 2001                   By:  /s/Trent Troyer
       -------------------------                 ---------------------------
                                                   Trent Troyer
                                                   President





Date:    November 9, 2001                   By:  /s/Robert R. Gerber
       -------------------------                 ---------------------------
                                                   Robert R. Gerber
                                                   Chief Financial Officer