Form 10QSB
period 2001-12-31
FFD FINANCIAL CORP/OH
filed 2002-02-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2001
                                ----------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2002 - 1,236,678 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]




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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2001                2001
Cash and due from banks                                                                    $  3,385            $  1,316
Interest-bearing deposits in other financial institutions                                    10,422               8,024
                                                                                            -------             -------
         Cash and cash equivalents                                                           13,807               9,340

Investment securities designated as available
  for sale - at market                                                                           -                1,000
Mortgage-backed securities designated as available for
  sale - at market                                                                            1,971               7,799
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $2,742 and $3,804 as of
  December 31, 2001 and June 30, 2001, respectively                                           2,710               3,721
Loans receivable - net                                                                      109,016             107,227
Loans held for sale - at lower of cost or market                                              4,023                 240
Office premises and equipment - at depreciated cost                                           1,554               1,171
Stock in Federal Home Loan Bank - at cost                                                     1,842               1,786
Accrued interest receivable                                                                     363                 451
Prepaid expenses and other assets                                                               154                 205
Prepaid federal income taxes                                                                    221                 157
                                                                                            -------             -------

         Total assets                                                                      $135,661            $133,097
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 92,877            $ 91,018
Advances from the Federal Home Loan Bank                                                     25,667              24,732
Accrued interest payable                                                                         93                 147
Other liabilities                                                                               410                 397
Deferred federal income taxes                                                                   194                 199
                                                                                            -------             -------
         Total liabilities                                                                  119,241             116,493

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,865               7,861
  Retained earnings - substantially restricted                                               11,436              10,962
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects                      20                  55
  Shares acquired by stock benefit plans                                                       (688)               (852)
  Less 210,572 and 141,209 treasury shares at December 31, 2001 and
    June 30, 2001, respectively - at cost                                                    (2,213)             (1,422)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,420              16,604
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $135,661            $133,097
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       2001         2000              2001         2000
Interest income
  Loans                                                              $3,974       $4,104            $1,935       $2,083
  Mortgage-backed securities                                            293          447               132          221
  Investment securities, interest-bearing
    deposits and other                                                  103          200                34          101
                                                                      -----        -----             -----        -----
         Total interest income                                        4,370        4,751             2,101        2,405

Interest expense
  Deposits                                                            1,781        1,919               839        1,003
  Borrowings                                                            463          904               199          433
                                                                      -----        -----             -----        -----
         Total interest expense                                       2,244        2,823             1,038        1,436
                                                                      -----        -----             -----        -----

         Net interest income                                          2,126        1,928             1,063          969

Provision for losses on loans                                            97           67                29           42
                                                                      -----        -----             -----        -----

         Net interest income after provision
           for losses on loans                                        2,029        1,861             1,034          927

Other income
  Gain on sale of mortgage-backed securities                             67           -                 67           -
  Gain on sale of loans                                                 102           23                49           30
  Other operating                                                       122           89                62           43
                                                                      -----        -----             -----        -----
         Total other income                                             291          112               178           73

General, administrative and other expense
  Employee compensation and benefits                                    570          541               293          290
  Occupancy and equipment                                               116          107                62           53
  Federal deposit insurance premiums                                      8           10                 4            4
  Franchise taxes                                                        83           98                50           43
  Data processing                                                       135          114                68           56
  Other operating                                                       374          336               225          181
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              1,286        1,206               702          627
                                                                      -----        -----            ------       ------

         Earnings before income taxes                                 1,034          767               510          373

Federal income taxes
  Current                                                               337          258               145          135
  Deferred                                                               13           (1)               27          (10)
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     350          257               172          125
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  684       $  510            $  338       $  248
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.57         $.39              $.29         $.19
                                                                        ===          ===               ===          ===

           Diluted                                                     $.56         $.39              $.28         $.19
                                                                        ===          ===               ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the six months             For the three months
                                                                     ended December 31,               ended December 31,
                                                                     2001           2000            2001           2000
Net earnings                                                         $684           $510            $338           $248

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $5
    $151, $(28) and $93 during the respective periods                   9            294             (54)           180

Reclassification adjustment for realized gains included
  in earnings, net of tax of $23 in both the six- and
  three-month periods ended December 31, 2001                         (44)            -              (44)            -
                                                                      ---            ---             ---            ---

Comprehensive income                                                 $649           $804            $240           $428
                                                                      ===            ===             ===            ===

Accumulated comprehensive income (loss)                              $ 20           $(41)           $ 20           $(41)
                                                                      ===            ===             ===            ===

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Cash flows from operating activities:
  Net earnings for the period                                                                 $   684           $   510
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             11                 7
    Gain on sale of mortgage-backed securities                                                    (67)               -
    Amortization of deferred loan origination (fees) costs                                        (22)                1
    Depreciation and amortization                                                                  55                58
    Provision for losses on loans                                                                  97                67
    Amortization expense of stock benefit plans                                                   181               175
    Gain on sale of loans                                                                         (51)               (8)
    Loans originated for sale in the secondary market                                         (13,992)           (1,678)
    Proceeds from sale of loans                                                                10,260             1,922
    Federal Home Loan Bank stock dividends                                                        (56)              (71)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  88               (20)
      Prepaid expenses and other assets                                                            51               108
      Accrued interest payable                                                                    (54)              (20)
      Other liabilities                                                                            13               148
      Federal income taxes
        Current                                                                                   (64)              (17)
        Deferred                                                                                   13                (1)
                                                                                               ------            ------
         Net cash provided by operating activities                                             (2,853)            1,181

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,000                -
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                       5,107                -
  Principal repayments on mortgage-backed securities                                            1,735             1,162
  Loan principal repayments                                                                    18,678             9,945
  Loan disbursements                                                                          (20,542)          (11,479)
  Purchase of office premises and equipment                                                      (438)              (15)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                    5,540              (387)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              1,859             7,338
  Proceeds from Federal Home Loan Bank advances                                                11,000                -
  Repayment of Federal Home Loan Bank advances                                                (10,065)           (5,563)
  Proceeds from exercise of stock options                                                          41                -
  Purchase of treasury shares                                                                    (845)             (423)
  Dividends on common stock                                                                      (210)             (185)
                                                                                               ------            ------
         Net cash provided by financing activities                                              1,780             1,167
                                                                                               ------            ------

Net increase in cash and cash equivalents                                                       4,467             1,961
Cash and cash equivalents at beginning of period                                                9,340             2,419
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $13,807           $ 4,380
                                                                                               ======            ======

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2001              2000
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  409            $  280
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $2,298            $2,843
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                           $  (35)           $  294
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $  104            $   15
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired through foreclosure                    $   -             $  125
                                                                                                =====             =====

  Unrealized loss on loans held for sale                                                       $   53            $   -
                                                                                                =====             =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the six- and three-months ended December 31, 2001 and 2000


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-and six-month periods ended December 31, 2001, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

    3.   Effects of Recent Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations," which requires that all business combinations initiated after June 30, 2001 be accounted for using the purchase method. The pooling-of-interests method of accounting is prohibited except for combinations initiated before June 30, 2001. The remaining provisions of SFAS No. 141 relating to business combinations accounted for by the purchase method, including identification of intangible assets, accounting for negative goodwill and financial statement presentation and disclosure, are effective for combinations completed after June 30, 2001. Management adopted SFAS No. 141 effective July 1, 2001, as required, without material effect on the Corporation's financial position or results of operations.

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

                            FFD Financial Corporation

         For the six- and three-months ended December 31, 2001 and 2000


    4.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding, which gives effect to 65,861 unallocated ESOP shares, totaled 1,199,527 and 1,184,830 for the six- and three-month periods ended December 31, 2001, respectively. Weighted-average common shares deemed outstanding, which gives effect to 79,035 unallocated ESOP shares, totaled 1,304,084 and 1,294,678 for the six- and three-month periods ended December 31, 2000, respectively.

    Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. Weighted-average common shares deemed outstanding for purposes of computing diluted earnings per share totaled 1,217,648 and 1,204,545 for the six- and three-month periods ended December 31, 2001, and 1,304,326 and 1,294,773 for the six- and three-month periods ended December 31, 2000, respectively. Incremental shares related to the assumed exercise of stock options included in the calculation of diluted earnings per share totaled 18,121 and 19,715 for the six- and three-month periods ended December 31, 2001, and 242 and 95 for the six- and three-month periods ended December 31, 2000, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2001 to December 31,
2001

The Corporation's total assets at December 31, 2001, amounted to $135.7 million, a $2.6 million, or 1.9%, increase over the total at June 30, 2001. The increase was funded primarily by a $1.9 million increase in deposits and a $935,000 increase in advances from the Federal Home Loan Bank.

Cash and cash equivalents and investment securities totaled $13.8 million at December 31, 2001, an increase of $3.5 million, or 33.5%, over the total at June 30, 2001. Mortgage-backed securities totaled $4.7 million at December 31, 2001, a $6.8 million, or 59.4%, decrease from the total at June 30, 2001. This decrease resulted primarily from sales of securities totaling $5.1 million and principal repayments of $1.7 million. Proceeds from sales and repayments of mortgage-backed securities were generally redeployed to fund new loan originations.

Loans receivable, including loans held for sale, totaled $113.0 million at December 31, 2001, an increase of $5.6 million, or 5.2% over the June 30, 2001 total. Loan disbursements during the period totaled $34.5 million, and were partially offset by principal repayments of $18.7 million and loans sold in the secondary market of $10.2 million. Loans secured by nonresidential real estate and multi-family residential real estate primarily accounted for the growth in the loan portfolio. Nonresidential real estate and multi-family residential real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $661,000 and $564,000 at December 31, 2001 and June 30, 2001, which represented .60% and .52% of total loans at those respective dates. The Bank had no nonperforming loans at December 31, 2001. Nonperforming loans amounted to $105,000 at June 30, 2001. Although management believes that its allowance for loan losses at December 31, 2001, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $92.9 million at December 31, 2001, a $1.9 million, or 2.0%, increase over total deposits at June 30, 2001. The increase in deposits resulted primarily from managements' efforts to maintain growth through marketing and pricing strategies. FHLB advances totaled $25.7 million at December 31, 2001, a $935,000, or 3.8%, increase over June 30, 2001.

Shareholders' equity totaled $16.4 million at December 31, 2001, a decrease of $184,000, or 1.1%, from June 30, 2001. The decrease was due to the Corporation's purchase of treasury shares during the period of $845,000 and dividends paid of $210,000, which were partially offset by net earnings of $684,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2001, the Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2001 and 2000

General

The Corporation's net earnings totaled $684,000 for the six months ended December 31, 2001, an increase of $174,000, or 34.1%, over the net earnings of $510,000 recorded in the comparable period in 2000. The increase in net earnings resulted primarily from increases of $198,000 in net interest income and $179,000 in other income, which were partially offset by a $30,000 increase in the provision for losses on loans, and increases of $80,000 in general, administrative and other expense and $93,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $381,000, or 8.0%, to a total of $4.4 million for the six months ended December 31, 2001, compared to the six-month period ended December 31, 2000. Interest income on loans decreased by $130,000, or 3.2%, due primarily to a 69 basis point decrease in yield, which was partially offset by an increase of $6.3 million, or 6.1%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $154,000, or 34.5%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $97,000, or 48.5%, to a total of $103,000 for the six-month period ended December 31, 2001, due primarily to a decrease in the average yield year to year.

Interest expense on deposits decreased by $138,000, or 7.2%, for the six months ended December 31, 2001, compared to the same period in 2000, due primarily to an 84 basis point decrease in the average cost of deposits, which was partially offset by a $10.6 million, or 13.0%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $441,000, or 48.8%, due to a $5.2 million, or 18.9%, decrease in the average balance of advances outstanding and a 240 basis point decrease in the average cost of advances year to year. The decreases in the level of average yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $198,000, or 10.3%, for the six months ended December 31, 2001, compared to the same period in 2000. The interest rate spread amounted to 2.87% for the six-month period ended December 31, 2001, compared to 2.55% for the same period in 2000. The net interest margin totaled 3.30% and 3.13% for the six-month periods ended December 31, 2001 and 2000, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on the Bank's historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $97,000 during the six-month period ended December 31, 2001, an increase of $30,000, or 44.8%, compared to the same period in 2000.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2001 and 2000 (continued)

Provision for Losses on Loans (continued)

The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $291,000 for the six months ended December 31, 2001, an increase of $179,000, or 159.8%, over the 2000 total. The increase was due primarily to a $79,000 increase in gain on sale of loans year to year, a $67,000 gain on sale of mortgage-backed securities and a $33,000, or 37.1%, increase in other operating income. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.3 million for the six months ended December 31, 2001, an increase of $80,000, or 6.6%, compared to the same period in 2000. The increase in general, administrative and other expense was comprised of an increase of $29,000, or 5.4%, in employee compensation and benefits, a $9,000, or 8.4%, increase in occupancy and equipment, a $21,000, or 18.4%, increase in data processing expense and a $38,000, or 11.3%, increase in other operating expense, which were partially offset by a $15,000, or 15.3%, decrease in franchise taxes. The increase in employee compensation and benefits resulted primarily from normal merit increases and the hiring of additional staff, which were partially offset by an increase in deferred loan origination costs year to year. The increase in data processing expense resulted primarily from growth in loans and deposits year to year. The increase in other operating expense was primarily attributable to increases in advertising costs and ATM and NOW account processing expenses.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $350,000 for the six months ended December 31, 2001, an increase of $93,000, or 36.2%, over the same period in 2000. The increase resulted primarily from a $267,000, or 34.8%, increase in earnings before taxes. The effective tax rates were 33.8% and 33.5% for the six months ended December 31, 2001 and 2000, respectively.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000

General

The Corporation's net earnings totaled $338,000 for the three months ended December 31, 2001, an increase of $90,000, or 36.3%, over the net earnings of $248,000 recorded in the comparable period in 2000. The increase in net earnings resulted primarily from an increase of $94,000 in net interest income, an increase of $105,000 in other income and a $13,000 decrease in the provision for losses on loans, which were partially offset by increases of $75,000 in general, administrative and other expense and $47,000 in the provision for federal income taxes.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000 (continued)

Net Interest Income

Total interest income decreased by $304,000, or 12.6%, to a total of $2.1 million for the three months ended December 31, 2001, compared to the three-month period ended December 31, 2000. Interest income on loans decreased by $148,000, or 7.1%, due primarily to a 102 basis point decrease in yield, which was partially offset by an increase of $6.8 million, or 6.5%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $89,000, or 40.3%, due primarily to a decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $67,000, or 66.3%, to a total of $34,000 for the three-month period ended December 31, 2001, due primarily to a decrease in the average yield year to year.

Interest expense on deposits decreased by $164,000, or 16.4%, for the three months ended December 31, 2001, compared to the same period in 2000, due primarily to a 121 basis point decrease in the average cost of deposits, which was partially offset by a $9.6 million, or 11.6%, increase in the average deposit portfolio balance outstanding.

Interest expense on FHLB advances decreased by $234,000, or 54.0%, due to a $4.4 million, or 16.8%, decrease in the average balance of advances outstanding and a 294 basis point decrease in the average cost of advances. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $94,000, or 9.7%, for the three months ended December 31, 2001, compared to the same period in 2000. The interest rate spread amounted to 2.97% and 2.54%, and the net interest margin totaled 3.33% and 3.14% for the three-month periods ended December 31, 2001 and 2000, respectively.

Provision for Losses on Loans

The Corporation recorded a provision for losses on loans totaling $29,000 during the three-month period ended December 31, 2001, a decrease of $13,000, or 31.0%, compared to the same period in 2000. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $178,000 for the three months ended December 31, 2001, an increase of $105,000, or 143.8%, over the 2000 total. The increase was due to a $67,000 gain on sale of mortgage-backed securities, a $19,000 increase in gain on sale of loans year to year, and a $19,000, or 44.2%, increase in other operating income. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loan and deposit accounts year to year.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2001 and 2000 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $702,000 for the three months ended December 31, 2001, an increase of $75,000, or 12.0%, compared to the same period in 2000. The increase in general, administrative and other expense includes an increase of $9,000, or 17.0%, in occupancy and equipment, a $12,000, or 21.4%, increase in data processing expense and a $44,000, or 24.3%, increase in other operating expense. The increase in occupancy and equipment and data processing expense resulted primarily from the Corporation's overall growth year to year. The increase in other operating expense was due primarily to increases in advertising, ATM costs and NOW account processing expense.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $172,000 for the three months ended December 31, 2001, an increase of $47,000, or 37.6%, over the same period in 2000. The increase resulted primarily from a $137,000, or 36.7%, increase in earnings before taxes. The effective tax rates were 33.7% and 33.5% for the three months ended December 31, 2001 and 2000, respectively.



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

                  None


ITEM 5.  Other Information

                  None

ITEM 6.  Exhibits and Reports on Form 8-K

                  (a)      Exhibits:                          None.


                  (b)      Reports on Form 8-K:               None.

                            FFD Financial Corporation

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FFD FINANCIAL CORPORATION




Date:    February 13, 2002           By:  /s/Trent Troyer
       -----------------------            ------------------------------------
                                          Trent Troyer
                                          President and Chief Executive Officer





Date:    February 13, 2002           By:  /s/Robert R. Gerber
       -----------------------            ------------------------------------
                                          Robert R. Gerber
                                          Chief Financial Officer