Form 10QSB
period 2002-03-31
FFD FINANCIAL CORP/OH
filed 2002-05-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           March 31, 2002
                                ---------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                      0-27916
                         ---------------------------------------

                            FFD FINANCIAL CORPORATION
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1921148
-------------------------------                ------------------------------
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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 10, 2002 - 1,237,678 shares of common stock, no par value

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                          March 31,            June 30,
         ASSETS                                                                                2002                2001
Cash and due from banks                                                                    $  1,540            $  1,316
Interest-bearing deposits in other financial institutions                                    13,131               8,024
                                                                                            -------             -------
         Cash and cash equivalents                                                           14,671               9,340

Investment securities designated as available
  for sale - at market                                                                           -                1,000
Mortgage-backed securities designated as available for
  sale - at market                                                                            1,752               7,799
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $1,902 and $3,804 as of
  March 31, 2002 and June 30, 2001, respectively                                              1,851               3,721
Loans receivable - net                                                                      106,736             107,227
Loans held for sale - at lower of cost or market                                                788                 240
Office premises and equipment - at depreciated cost                                           1,694               1,171
Stock in Federal Home Loan Bank - at cost                                                     1,863               1,786
Accrued interest receivable                                                                     467                 451
Prepaid expenses and other assets                                                               249                 205
Prepaid federal income taxes                                                                     67                 157
                                                                                            -------             -------

         Total assets                                                                      $130,138            $133,097
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $ 95,541            $ 91,018
Advances from the Federal Home Loan Bank                                                     17,639              24,732
Accrued interest payable                                                                         92                 147
Other liabilities                                                                               246                 397
Deferred federal income taxes                                                                   163                 199
                                                                                            -------             -------
         Total liabilities                                                                  113,681             116,493

Commitments                                                                                      -                   -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,865               7,861
  Retained earnings - substantially restricted                                               11,568              10,962
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects                       9                  55
  Shares acquired by stock benefit plans                                                       (681)               (852)
  Less 218,072 and 141,209 treasury shares at March 31, 2002 and
    June 30, 2001, respectively - at cost                                                    (2,304)             (1,422)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,457              16,604
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $130,138            $133,097
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                         For the nine months         For the three months
                                                                           ended March 31,              ended March 31,
                                                                         2002         2001            2002         2001
Interest income
  Loans                                                                $5,747       $6,255          $1,773       $2,122
  Mortgage-backed securities                                              329          661              36          214
  Investment securities, interest-bearing deposits and other              144          289              41           89
                                                                        -----        -----           -----        -----
         Total interest income                                          6,220        7,205           1,850        2,425

Interest expense
  Deposits                                                              2,461        2,933             680        1,014
  Borrowings                                                              630        1,256             167          352
                                                                        -----        -----           -----        -----
         Total interest expense                                         3,091        4,189             847        1,366
                                                                        -----        -----           -----        -----

         Net interest income                                            3,129        3,016           1,003        1,059

Provision for losses on loans                                             110          103              13           36
                                                                        -----        -----           -----        -----

         Net interest income after provision
           for losses on loans                                          3,019        2,913             990        1,023

Other income
  Gain on sale of loans                                                   182           53              80           30
  Gain on sale of mortgage-backed securities                               67           -               -            -
  Other operating                                                         189          104              67           44
                                                                        -----        -----           -----        -----
         Total other income                                               438          157             147           74

General, administrative and other expense
  Employee compensation and benefits                                      897          829             327          288
  Occupancy and equipment                                                 195          165              79           58
  Federal deposit insurance premiums                                       12           14               4            4
  Franchise taxes                                                         138          154              55           56
  Data processing                                                         235          175             100           61
  Other operating                                                         568          489             194          153
                                                                        -----        -----           -----        -----
         Total general, administrative and other expense                2,045        1,826             759          620
                                                                        -----        -----           -----        -----

         Earnings before income taxes                                   1,412        1,244             378          477

Federal income taxes
  Current                                                                 490          400             153          142
  Deferred                                                                (12)          18             (25)          19
                                                                        -----        -----           -----        -----
         Total federal income taxes                                       478          418             128          161
                                                                        -----        -----           -----        -----

         NET EARNINGS                                                  $  934       $  826          $  250       $  316
                                                                        =====        =====           =====        =====

         EARNINGS PER SHARE
           Basic                                                         $.78         $.64            $.21         $.25
                                                                          ===          ===             ===          ===

           Diluted                                                       $.77         $.64            $.21         $.25
                                                                          ===          ===             ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                      For the nine months           For the three months
                                                                         ended March 31,               ended March 31,
                                                                     2002           2001            2002           2001
Net earnings                                                         $934         $  826            $250           $316

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(1),
    $172, $(6) and $20 for the respective periods                      (2)           333             (11)            39

Reclassification adjustment for realized gains included
  in earnings, net of tax of $23                                      (44)            -               -              -
                                                                      ---          -----             ---            ---

Comprehensive income                                                 $888         $1,159            $239           $355
                                                                      ===          =====             ===            ===

Accumulated comprehensive income (loss)                              $  9         $   (2)           $  9           $ (2)
                                                                      ===          =====             ===            ===

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   934           $   826
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             20                15
    Amortization of deferred loan origination fees                                                (19)               (3)
    Depreciation and amortization                                                                  88                88
    Provision for losses on loans                                                                 110               103
    Amortization expense of stock benefit plans                                                   188               185
    Gain on sale of mortgage-backed securities                                                    (67)               -
    Gain on sale of loans                                                                         (11)              (17)
    Proceeds from sale of loans                                                                16,583             4,528
    Loans originated for sale in the secondary market                                         (17,120)           (4,479)
    Loss on sale of real estate acquired through foreclosure                                       -                  1
    Federal Home Loan Bank stock dividends                                                        (77)             (102)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                 (16)              (54)
      Prepaid expenses and other assets                                                           (44)              (14)
      Accrued interest payable                                                                    (55)              (50)
      Other liabilities                                                                          (151)               37
      Federal income taxes
        Current                                                                                    90                94
        Deferred                                                                                  (12)               18
                                                                                               ------            ------
         Net cash provided by operating activities                                                441             1,176

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                                               1,000             2,000
  Proceeds from sale of mortgage-backed securities                                              5,107                -
  Principal repayments on mortgage-backed securities                                            2,787             1,511
  Proceeds from sale of real estate acquired through foreclosure                                   -                124
  Loan principal repayments                                                                    27,152            16,180
  Loan disbursements                                                                          (26,752)          (19,299)
  Purchase of office premises and equipment                                                      (611)              (33)
                                                                                               ------            ------
         Net cash provided by investing activities                                              8,683               483
                                                                                               ------            ------

         Net cash provided by operating and investing
           activities (subtotal carried forward)                                                9,124             1,659
                                                                                               ------            ------

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                                 2002              2001
         Net cash provided by operating and investing
           activities (subtotal brought forward)                                              $ 9,124           $ 1,659

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              4,523            11,489
  Proceeds from Federal Home Loan Bank advances                                                11,000             4,000
  Repayment of Federal Home Loan Bank advances                                                (18,093)           (9,590)
  Proceeds from other borrowed money                                                               -                225
  Proceeds from exercise of stock options                                                          41                -
  Purchase of treasury shares                                                                    (936)             (880)
  Dividends on common shares                                                                     (328)             (308)
                                                                                               ------            ------
         Net cash provided by (used in) financing activities                                   (3,793)            4,936
                                                                                               ------            ------

Net increase in cash and cash equivalents                                                       5,331             6,595

Cash and cash equivalents at beginning of period                                                9,340             2,419
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $14,671           $ 9,014
                                                                                               ======            ======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                      $   409           $   312
                                                                                               ======            ======

    Interest on deposits and borrowings                                                       $ 3,146           $ 4,239
                                                                                               ======            ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                                          $   (46)          $   333
                                                                                               ======            ======

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                              $   171           $    36
                                                                                               ======            ======

  Transfers from mortgage loans to real estate acquired through
    foreclosure                                                                               $    -            $   125
                                                                                               ======            ======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2001. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-and nine-month periods ended March 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

    3.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 65,861 and 79,035 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2002 and 2001, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                         For the nine months ended            For the three months ended
                                                                  March 31,                              March 31,
                                                            2002            2001                    2002           2001
         Weighted-average common shares
           outstanding (basic)                         1,190,945       1,293,119               1,173,400      1,270,704
         Dilutive effect of assumed exercise
           of stock options                               20,210             161                  24,527             -
                                                       ---------       ---------               ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                       1,211,155       1,293,280               1,197,927      1,270,704
                                                       =========       =========               =========      =========


    Options to purchase 108,563 and 105,563 shares of common stock with a respective weighted-average exercise price of $9.22 and $9.24 were outstanding at March 31, 2001, but were excluded from the computation of common share equivalents for the nine- and three-month periods ended March 31, 2001, respectively, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements

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

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2001 to March 31, 2002

The Corporation's total assets at March 31, 2002, amounted to $130.1 million, a $3.0 million, or 2.2%, decrease from the total at June 30, 2001.

Cash and cash equivalents and investment securities totaled $14.7 million at March 31, 2002, an increase of $4.3 million, or 41.9%, over the total at June 30, 2001. Mortgage-backed securities totaled $3.6 million at March 31, 2002, a $7.9 million, or 68.7%, decrease from the total at June 30, 2001. This decrease resulted primarily from sales of securities totaling $5.0 million and principal repayments of $2.8 million. Proceeds from sales and repayments of mortgage-backed securities were generally redeployed to fund new loan originations and to repay advances from the Federal Home Loan Bank.

Loans receivable, including loans held for sale, totaled $107.5 million at March 31, 2002, an increase of $57,000, or .1%, over the June 30, 2001 total. Loan disbursements during the period totaled $43.9 million, and were partially offset by principal repayments of $27.2 million and loans sold in the secondary market of $16.6 million. During the nine-month period ended March 31, 2002, management continued to emphasize origination of loans secured by nonresidential real estate and multi-family residential real estate. Nonresidential real estate and multi-family residential real estate lending is generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation.

The allowance for loan losses totaled $673,000 and $564,000 at March 31, 2002 and June 30, 2001, which represented .62% and .52% of total loans at those respective dates. The Bank's nonperforming loans totaled $255,000 and $105,000 at March 31, 2002 and June 30, 2001, respectively. Nonperforming loans were comprised primarily of loans secured by one- to four-family residential real estate at March 31, 2002. Although management believes that its allowance for loan losses at March 31, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $95.5 million at March 31, 2002, a $4.5 million, or 5.0%, increase over total deposits at June 30, 2001. The increase in deposits resulted primarily from managements' efforts to maintain growth through marketing and pricing strategies. FHLB advances totaled $17.6 million at March 31, 2002, a $7.1 million, or 28.7%, decrease from June 30, 2001.

Shareholders' equity totaled $16.5 million at March 31, 2002, a decrease of $147,000, or .9%, from June 30, 2001. The decrease was due primarily to the Corporation's purchase of treasury shares totaling $936,000 and dividends paid of $328,000 during the period, which were partially offset by net earnings of $934,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"). At March 31, 2002, the Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2002 and 2001

General

The Corporation's net earnings totaled $934,000 for the nine months ended March 31, 2002, an increase of $108,000, or 13.1%, over the net earnings of $826,000 recorded in the comparable period in 2001. The increase in net earnings resulted primarily from increases of $113,000 in net interest income and $281,000 in other income, which were partially offset by a $7,000 increase in the provision for losses on loans, a $219,000 increase in general, administrative and other expense and a $60,000 increase in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $985,000, or 13.7%, to a total of $6.2 million for the nine months ended March 31, 2002, compared to the nine-month period ended March 31, 2001. Interest income on loans decreased by $508,000, or 8.1%, due primarily to a 101 basis point decrease in yield, to 7.00% for the nine months ended March 31, 2002, which was partially offset by an increase of $5.4 million, or 5.2%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $332,000, or 50.2%, due primarily to a $3.8 million decrease in the average balance outstanding and a 202 basis point decline in the average yield, to 4.93% for the 2002 period. Interest income on investment securities and interest-bearing deposits decreased by $145,000, or 50.2%, to a total of $144,000 for the nine-month period ended March 31, 2002, due primarily to a decrease in the average yield year to year.

Interest expense on deposits decreased by $472,000, or 16.1%, for the nine months ended March 31, 2002, compared to the same period in 2001, due primarily to a 117 basis point decrease in the average cost of deposits, to 3.53% for the 2002 period, which was partially offset by a $9.7 million, or 11.7%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $626,000, or 49.8%, due to a $5.8 million, or 21.7%, decrease in the average balance of advances outstanding and a 224 basis point decrease in the average cost of advances, to 3.98% for the nine months ended March 31, 2002. The decreases in the level of average yields on interest-earning assets and costs of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $113,000, or 3.7%, for the nine months ended March 31, 2002, compared to the same period in 2001. The interest rate spread amounted to 2.79% for the nine-month period ended March 31, 2002, compared to 2.65% for the same period in 2001. The net interest margin totaled 3.22% and 3.23% for the nine-month periods ended March 31, 2002 and 2001, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on the Bank's historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. As a result of such analysis, management recorded a provision for losses on loans totaling $110,000 during the nine-month period ended March 31, 2002, an increase of

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2002 and 2001 (continued)

Provision for Losses on Loans (continued)

$7,000, or 6.8%, compared to the same period in 2001. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $438,000 for the nine months ended March 31, 2002, an increase of $281,000, or 179.0%, over the 2001 total. The increase was due primarily to a $129,000 increase in gain on sale of loans year to year, a $67,000 gain on sale of mortgage-backed securities and an $85,000, or 81.7%, increase in other operating income. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.0 million for the nine months ended March 31, 2002, an increase of $219,000, or 12.0%, compared to the same period in 2001. The increase in general, administrative and other expense was comprised of an increase of $68,000, or 8.2%, in employee compensation and benefits, a $30,000, or 18.2%, increase in occupancy and equipment, a $60,000, or 34.3%, increase in data processing expense and a $79,000, or 16.2%, increase in other operating expense, which were partially offset by a $16,000, or 10.4%, decrease in franchise taxes. The increase in employee compensation and benefits resulted primarily from overtime compensation paid in connection with the installation of, and training related to, a new data processing system, normal merit increases and increased costs related to the ESOP and other benefit plans year to year. The increase in occupancy and equipment was due primarily to expenses incurred in connection with the data processing conversion, and increased costs related to the Corporation's overall growth year to year. The increase in data processing expense resulted primarily from costs associated with the growth in loans and deposits year to year, and costs incurred in the data processing conversion process which was initiated during March 2002. The conversion to the new data processing platform is expected to facilitate the Bank's expansion of its product offerings and accommodate future growth. The increase in other operating expense was primarily attributable to increases in advertising, costs associated with internet banking services, increases in ATM and NOW account processing charges and pro-rata increases related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $478,000 for the nine months ended March 31, 2002, an increase of $60,000, or 14.4%, over the same period in 2001. The increase resulted primarily from a $168,000, or 13.5%, increase in earnings before taxes. The effective tax rates were 33.9% and 33.6% for the nine months ended March 31, 2002 and 2001, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001

General

The Corporation's net earnings totaled $250,000 for the three months ended March 31, 2002, a decrease of $66,000 from the net earnings of $316,000 recorded in the comparable period in 2001. The decrease in net earnings resulted primarily from a decrease of $56,000 in net interest income and an increase of $139,000 in general, administrative and other expense, which were partially offset by an increase of $73,000 in other income, a $23,000 decrease in the provision for losses on loans and a $33,000 decrease in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $575,000, or 23.7%, to a total of $1.9 million for the three months ended March 31, 2002, compared to the three-month period ended March 31, 2001. Interest income on loans decreased by $349,000, or 16.4%, due primarily to a 157 basis point decrease in yield, which was partially offset by an increase of $3.8 million, or 3.6%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $178,000, or 83.2%, due primarily to an $8.3 million, or 67.1%, decrease in the average balance outstanding and a decrease in the average yield year to year. Interest income on investment securities and interest-bearing deposits decreased by $48,000, or 53.9%, to a total of $41,000 for the three-month period ended March 31, 2002, due primarily to a decrease in the average yield year to year.

Interest expense on deposits decreased by $334,000, or 32.9%, for the three months ended March 31, 2002, compared to the same period in 2001, due primarily to a 180 basis point decrease in the average cost of deposits, to 2.89% for the 2002 quarter, which was partially offset by a $7.6 million, or 8.8%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $185,000, or 52.6%, due to a $5.2 million, or 20.9%, decrease in the average balance of advances outstanding and a 227 basis point decrease in the average cost of advances, to 3.40% for the 2002 quarter. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $56,000, or 5.3%, for the three months ended March 31, 2002, compared to the same period in 2001. The interest rate spread amounted to 2.96% and 2.80%, and the net interest margin totaled 3.22% and 3.37% for the three-month periods ended March 31, 2002 and 2001, respectively.

Provision for Losses on Loans

The Corporation recorded a provision for losses on loans totaling $13,000 during the three-month period ended March 31, 2002, a decrease of $23,000, or 63.9%, compared to the same period in 2001. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance of the Bank will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2002 and 2001 (continued)

Other Income

Other income totaled $147,000 for the three months ended March 31, 2002, an increase of $73,000, or 98.6%, over the 2001 total. The increase was due to a $50,000 increase in gain on sale of loans year to year, and a $23,000, or 52.3%, increase in other operating income. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $759,000 for the three months ended March 31, 2002, an increase of $139,000, or 22.4%, compared to the same period in 2001. The increase in general, administrative and other expense includes an increase of $39,000, or 13.5%, in employee compensation and benefits, an increase of $21,000, or 36.2%, in occupancy and equipment, a $39,000, or 63.9%, increase in data processing expense and a $41,000, or 26.8%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to overtime compensation paid in connection with the installation of, and training related to, a new data processing system, normal merit increases and an increase in costs related to the ESOP and other benefit plans. The increases in occupancy and equipment and data processing expense were due primarily to costs incurred in connection with the data processing conversion which was initiated during March 2002. The conversion to the new data processing platform is expected to facilitate the Bank's expansion of its product offerings and accommodate future growth. The increase in other operating expense was due primarily to increases in advertising, internet banking costs and pro-rata increases related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $128,000 for the three months ended March 31, 2002, a decrease of $33,000, or 20.5%, from the same period in 2001. The decrease resulted primarily from a $99,000, or 20.8%, decrease in earnings before taxes. The effective tax rates were 33.9% and 33.8% for the three months ended March 31, 2002 and 2001, respectively.



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


                                     FFD FINANCIAL CORPORATION




Date:    May 14, 2002                By:  /s/Trent Troyer
       ---------------------              -----------------------------------
                                          Trent Troyer
                                          President and Chief Executive Officer





Date:    May 14, 2002                By:  /s/Robert R. Gerber
       ---------------------              ------------------------------------
                                          Robert R. Gerber
                                          Chief Financial Officer