Form 10KSB
period 2002-06-30
FFD FINANCIAL CORP/OH
filed 2002-09-27
CIK 1006177

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2002

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

                           Issuer's telephone number:
                      ------------------------------------
                                 (330) 364-7777

         Securities registered under Section 12(b) of the Exchange Act:

                    None                                     None
           ----------------------                 -------------------------
           (Title of each class)                    (Name of each exchange
                                                     on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
           -----------------------------------------------------------
                                (Title of class)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         The issuer's revenues for the fiscal year ended June 30, 2002, were $8.5 million.

         The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $12.3 million on September 25, 2002.

         1,225,078 of the issuers common shares were issued and outstanding on September 25, 2002.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2002.

Part III of Form 10-KSB - Portions of the Proxy Statement for the 2002 Annual Meeting of Shareholders.

Transitional Small Business Disclosure Format (check one): Yes         No  X
                                                               -----     -----

                                     PART I

Item 1.       Description of Business

General

         FFD Financial Corporation ("FFD"), an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the issued and outstanding common shares of First Federal Community Bank, a federal savings bank ("First Federal"). On April 2, 1996, FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank (the "Conversion").

         First Federal has conducted business in Tuscarawas County since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter, at which time the name "First Federal Savings Bank of Dover" was adopted. In August 2001 First Federal adopted its present name.

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

         First Federal is principally engaged in the business of making mortgage loans secured by residential real estate and nonresidential real estate located in Tuscarawas County, Ohio. First Federal also originates construction loans, commercial loans, consumer loans and loans secured by multifamily real estate (five or more units) and land. Loan funds are obtained primarily from savings deposits and loan repayments. In addition, advances from the FHLB of Cincinnati are utilized when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

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

Lending Activities

         General. First Federal's principal lending activities are the origination of conventional real estate loans, including construction loans, secured by one- to four-family homes located in First Federal's primary market area and the origination of loans secured by nonresidential properties. First Federal also offers loans secured by multifamily properties containing five units or more. First Federal also originates commercial loans for businesses located in its primary market area and issues letters of credit for commercial, business or agricultural purposes, as well as various types of consumer loans.

         Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                             At June 30,
                                          2002                  2001                 2000
                                               Percent              Percent              Percent
                                              of total             of total             of total
                                     Amount      loans     Amount     loans      Amount    loans
                                                         (Dollars in thousands)
One- to four-family                $ 64,560      59.9%   $ 67,643     62.1%    $ 71,960    69.3%
Multifamily                           5,354       5.0       7,603      7.0        7,233     7.0
Nonresidential and land              24,917      23.1      24,645     22.6       17,092    16.5
Commercial - secured                 10,818      10.1       6,939      6.4        4,899     4.7
Commercial - unsecured                  448       0.4         471      0.4        1,040     1.0
Consumer and other                    1,604       1.5       1,623      1.5        1,515     1.5
 Deferred loan origination costs          -        -            1        -            -       -
                                    -------     -----     -------    -----      -------   -----
   Total loans                      107,701     100.0%    108,925    100.0%     103,739   100.0%
                                                =====                =====                =====

Less:
Undisbursed portion of loans in
  process                               269                 1,134                 1,200
Deferred loan origination fees            1                     -                    46
Allowance for loan losses               713                   564                   375
                                    -------               -------               -------

   Loans receivable, net           $106,718              $107,227              $102,118
                                    =======               =======               =======


         Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2002, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                              Due 4-5      Due 6-10     Due 11-15
                               Due during the year ending      years         years        years
                                         June 30,              after         after        after
                              ---------------------------
                                 2003      2004     2005      6/30/02      6/30/02       6/30/02      Total
                                 ----      ----     ----      -------      -------       -------      -----
                                                                          (In thousands)
Residential real estate (1)    $ 7,929    $3,143   $3,311     $ 7,118       $21,358      $27,055     $ 69,914
Nonresidential and land          1,634     1,734    1,840       4,026        12,432        3,251       24,917
Commercial loans                 3,097     3,281    3,477       1,411             -            -       11,266
Consumer loans                     548       586      470           -             -            -        1,604
                                ------     -----    -----      ------        ------       ------      -------
   Total loans                 $13,208    $8,744   $9,098     $12,555       $33,790      $30,306     $107,701
                                ======     =====    =====      ======        ======       ======      =======

--------------------------

(1)  Includes one- to four-family and multifamily loans.


         The following table sets forth the dollar amount of all loans due after June 30, 2003, which have fixed interest rates and which have floating or adjustable interest rates:

                                                    Due after June 30, 2003
                                                    -----------------------
                                                        (In thousands)

     Fixed rate of interest                               $16,683
     Adjustable rate of interest                           77,810
                                                           ------
                                                          $94,493
                                                           ======


         One- to Four-Family Residential Real Estate Loans. The primary lending activity of First Federal has been the origination of permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County, Ohio. First Federal also originates a limited amount of home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $64.6 million, or 59.9% of total loans, at June 30, 2002.

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

         Adjustable-rate mortgage loans decrease First Federal's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise the payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. First Federal believes that these risks have not had a material adverse effect on First Federal to date.

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

         Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Basic home equity lines of credit typically do not exceed an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Premier lines of credit to certain high net worth borrowers are made for amounts which may exceed the estimated value of the real estate. Home equity loans are secured by a mortgage on the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2002, First Federal's total one- to four-family residential real estate loan portfolio included $11.6 million in home equity loans.

         Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 80% for terms of up to 30 years.

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

         At June 30, 2002, loans secured by multifamily properties totaled approximately $5.4 million, or 5.0% of total loans.

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

         At June 30, 2002, a total of $685,000, or approximately 0.6%, of First Federal's total loans, consisted of construction loans.

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

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If the cash flow on the property is reduced, if, for example, leases are not obtained or renewed, the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At June 30, 2002, First Federal had one nonperforming nonresidential real estate loan in the amount of $123,442.

         At June 30, 2002, First Federal had a total of $24.9 million invested in nonresidential real estate and land loans. Nonresidential real estate and land loans comprised approximately 23.1% of First Federal's loans at such date. Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 2002, First Federal's nonresidential mortgage loans totaled 150.9% of First Federal's capital.

         Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by a security interest in inventory, accounts receivable, machinery or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of not more than 85% and have adjustable interest rates.

         At June 30, 2002, First Federal had approximately $11.3 million, or 10.5% of total loans, invested in commercial loans.

         Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. At June 30, 2002, First Federal had one nonperforming commercial loan in the amount of $7,538.

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

         At June 30, 2002, First Federal had approximately $1.6 million, or 1.5% of its total loans, invested in consumer loans.

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

         Loan Originations, Purchases and Sales. Currently, First Federal originates adjustable-rate loans for its portfolio. First Federal also sells a majority of its fixed-rate real estate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). When a mortgage loan is sold, First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2002, First Federal sold approximately $19.2 million in loans to the FHLMC.

         The following table presents the activity in First Federal's loan portfolio, including loans held for sale, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions, but no loans were purchased during the periods presented. See "Nonresidential Real Estate and Land Loans."

                                                              Year ended June 30,
                                                    2002            2001              2000
                                                   ------          ------            ------
                                                               (In thousands)
Loans originated:
   One- to four-family                             $28,847       $17,510           $ 9,773
   Construction                                      1,288           902             1,502
   Nonresidential and land                          16,587            42             2,182
   Commercial                                        3,915        24,660            20,191
   Consumer                                            533         1,630             1,678
                                                    ------        ------            ------
     Total loans originated                         51,170        44,744            35,326

Principal repayments                                32,238        30,639            17,338
Loans sold                                          19,210         9,257             2,350
Increase (decrease) in other items, net (1)           (134)         (320)              (81)
                                                    ------        ------            ------
Net increase (decrease) in loans receivable        $  (412)      $ 4,528           $15,557
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

         Based on the 15% limit, First Federal was able to lend approximately $2.4 million to one borrower at June 30, 2002. The largest amount First Federal had outstanding to one borrower at June 30, 2002, was $1.9 million.

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

         Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

         If a foreclosure occurs, the real estate is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, it initially records the property at the lower of cost or fair value of the real estate, less estimated costs to sell. First Federal records a real estate loss provision if the property's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2002.

         The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                                      June 30, 2002                   June 30, 2001                    June 30, 2000
                            ------------------------------  ------------------------------    -----------------------------
                                                  Percent                         Percent                          Percent
                                                 of total                         of total                         of total
                            Number     Amount      loans     Number    Amount      loans      Number     Amount     loans
                            ------     ------     -------    ------    ------     -------     ------     ------    -------
                                                                (Dollars in thousands)
 Loans delinquent for:
    30 - 59 days              13       $1,247      1.15%        5      $  754       .69%        13         $437      .42%
    60 - 89 days              13          904       .84%        7         177       .16%         -            -       -
    90 days and over           9          622       .58%        1         105       .10%         2          225      .22
                              --        -----      ----        --       -----       ---         --          ---      ---
 Total delinquent loans       35       $2,773      2.57%       13      $1,036       .95%        15         $662      .64%
                              ==        =====      ====        ==       =====       ===         ==          ===      ===

         Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal ceases to accrue interest on real estate loans that are delinquent 90 days or more. The accrual of interest may stop before a loan is 90 days delinquent if, in the opinion of management, the collateral value is not adequate to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when, in the judgment of management, the collection of interest on loans contractually past due is unlikely.

         The following table sets forth information with respect to First Federal's nonaccruing loans at the dates indicated. First Federal had no other nonperforming assets at any of the dates presented.

                                                                  At June 30,
                                                     2002             2001            2000
                                                     ----             ----            ----
                                                             (Dollars in thousands)
Total nonaccrual loans                               $622             $105             $225

Total nonperforming loans                            $622             $105             $225
                                                      ===              ===              ===

Allowance for loan losses                            $713             $564             $375
                                                      ===              ===              ===

Nonperforming loans as a percent of total
   loans                                              .58%            .10%              .22%

Allowance for loan losses as a percent of
   nonperforming loans                             114.63%         537.14%           166.67%

         For the year ended June 30, 2002, interest income of $13,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. No interest income was recorded on such loans during the year.

         OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2002, First Federal had $2.9 million in special mention assets.

         The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                                           At June 30,
                                        2002                   2001                2000
                                        ----                   ----                ----
                                                         (In thousands)
Classified assets:
  Substandard                             -                      -                $1,023


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

         The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's lending area of Tuscarawas County, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a low historical charge-off rate. First Federal's other real estate loans are also secured by properties in First Federal's lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years.

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

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                              Year ended June 30,
                                                    2002             2001               2000
                                                    ----             ----               ----
                                                             (Dollars in thousands)
Balance at beginning of period                       $564              $375             $269
Charge-offs                                            (1)              (12)               -
Provision for losses on loans                         150               201              106
                                                      ---               ---              ---
Balance at end of period                             $713              $564             $375
                                                      ===               ===              ===

Ratio of net charge-offs to average loans
   outstanding during the period                        -%             0.01%               -%

Ratio of allowance for loan losses to total
   loans                                             0.66%             0.52%            0.36%


         The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                                 At June 30,
                                   2002                              2001                            2000
                          --------------------------     ----------------------------    -------------------------
                                        Percent of                      Percent of                     Percent of
                                      loans in each                    loans in each                 loans in each
                                       category to                      category to                   category to
                           Amount       total loans       Amount        total loans       Amount       total loans
                           ------    ---------------      ------     ----------------     ------    --------------
                                                            (Dollars in thousands)
Balance at year end
applicable to:
   Real estate loans         $255           88.0%           $403            91.7%            $287          92.8%
   Consumer loans              62            1.5              39             1.5               18           1.5
   Commercial loans           396           10.5             122             6.8               59           5.7
   Unallocated                  -             -                -              -                11            -
                              ---          -----             ---           -----              ---         -----
     Total                   $713          100.0%           $564           100.0%            $375         100.0%
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

         First Federal maintains a significant portfolio of mortgage-backed securities in the form of FHLMC, Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. FHLMC, GNMA and FNMA securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by First Federal, management believes they are a prudent investment alternative.

         The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                              At June 30,
                                            2002                                  2001                             2000
                             ---------------------------------   ---------------------------------  -------------------------------
                             Amortized  % of   Market  % of    Amortized  % of     Market  % of   Amortized  % of    Market   % of
                                cost   total    Value  total     cost     total    value   total    cost     total   value   total
                             --------  -----   ------  -----    --------  -----    ------  -----   --------  -----   ------  -----
                                                                    (Dollars in thousands)
Investment securities
designated as available
for sale:
  U.S. Government and
     agency obligations       $2,038    39.4% $2,047   39.0%   $ 1,000     8.0%  $ 1,000    7.9%  $ 3,000    18.0% $ 2,875    17.7%
                               -----    ----   -----   ----     ------   -----    ------  -----    ------   -----   ------   -----

  Mortgage-backed securities
   designated as held to
   maturity                    1,606    31.0   1,648   31.4      3,721    29.9     3,804   30.2     4,189    25.1    4,188    25.9

  Mortgage-backed securities
   designated as available
   for sale                    1,531    29.6   1,551   29.6      7,715    62.1     7,799   61.9     9,518    56.9    9,135    56.4
                               -----    ----   -----   ----     ------   -----    ------  -----    ------   -----   ------   -----

  Total mortgage-backed
   securities                  3,137    60.6   3,199   61.0     11,436    92.0    11,603   92.1    13,707    82.0   13,323    82.3
                               -----    ----   -----   ----     ------   -----    ------  -----    ------   -----   ------   -----

  Total investment securities
   and mortgage-backed
   securities                 $5,175   100.0% $5,246  100.0%   $12,436   100.0%  $12,603  100.0%  $16,707   100.0% $16,198   100.0%
                               =====   =====   =====  =====     ======   =====    ======  =====    ======   =====   ======   =====

         The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2002, are indicated in the following table:

                                                      After one through             After five                 After ten
                           Less than one year            five years               through ten years               years
                          ----------------------    ----------------------    ----------------------    ----------------------
                          Amortized     Average     Amortized     Average     Amortized     Average     Amortized     Average
                            Cost         yield        cost         yield        cost         yield        cost         yield
                           ------       -------      ------       -------      ------       -------      ------       -------
                                                               (Dollars in thousands)
U.S. Government and
  agency obligations          $ -           -%        $  -            -%       $2,038         6.99%(1)     $    -          -%
Mortgage-backed
  securities                    -           -          258         7.00           287         8.11          2,592       5.39
                               --          --          ---                      -----         ----          -----       ----
                              $ -           -%        $258         7.00%       $2,325         7.13%        $2,592       5.39%
                               ==          ==          ===         ====         =====                       =====       ====

                                           Total
                          ---------------------------------------
                          Amortized       Market      Weighted-
                            cost          value     average yield
                           -----         ------     -------------
                                 (Dollars in thousands)
U.S. Government and
  agency obligations        $2,038         $2,047       6.99%
Mortgage-backed
  securities                 3,137          3,199       5.77
                             -----          -----       ----
                            $5,175         $5,246       6.25%
                             =====          =====       ====


(1)  Subject to call on December 16, 2002 with a yield to call of 2.85%.

Deposits and Borrowings

         Deposits. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including NOW accounts, passbook savings accounts, individual retirement accounts ("IRAs") and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of First Federal based on First Federal's liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits.

         At June 30, 2002, First Federal's certificates of deposit totaled $49.7 million, or 52.0% of total deposits. Of such amount, approximately $29.4 million in certificates of deposit mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

         The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                   At June 30,
                                                2002                  2001                   2000
                                                ------                ------                 ----
                                                     Percent               Percent                Percent
                                                    of total               of total              of total
                                          Amount    deposits    Amount     deposits    Amount    deposits
                                          ------    --------    ------     --------    ------    --------
                                                              (Dollars in thousands)
Transaction accounts:
  NOW and money market accounts (1)       $16,251      17.0%    $13,482      14.8%     $ 9,543      12.3%
  Passbook savings accounts (2)            29,623      31.0      26,467      29.1       24,666      31.6
                                           ------     -----      ------     -----       ------     -----

  Total transaction accounts               45,874      48.0      39,949      43.9       34,209      43.9

Certificates of deposit:
   1.01 - 2.00%                             2,871       3.0           -        -             -        -
   2.01 - 4.00%                            23,816      24.9       2,013       2.2          189       0.2
   4.01 - 6.00%                            14,473      15.2      21,071      23.2       30,307      38.9
   6.01 - 8.00%                             8,508       8.9      27,985      30.7       13,282      17.0
                                           ------     -----      ------     -----       ------     -----
     Total certificates of deposit (3)     49,668      52.0      51,069      56.1       43,778      56.1
                                           ------     -----      ------     -----       ------     -----

     Total deposits                       $95,542     100.0%    $91,018     100.0%     $77,987     100.0%
                                           ======     =====      ======     =====       ======     =====

-----------------------------

(1) The weighted average interest rates on NOW and money market accounts were 0.35% at June 30, 2002, 0.25% at June 30, 2001, and 0.4% at June 30, 2000.

(2) The weighted average interest rates on passbook accounts were 1.59% at June 30, 2002, 3.34% at June 30, 2001, and 4.08% at June 30, 2000.

(3) The weighted average rates on all certificates of deposit were 3.93% at June 30, 2002, 6.05% at June 30, 2001, and 5.71% at June 30, 2000.

         The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2002:

                                                              Amount Due
                                                           Over          Over
                                             Up to       1 year to    2 years to
                Rate                        One year      2 years      3 years        Total
                ----                        --------      --------    ---------       -----
                                                             (In thousands)
                1.01 - 2.00%                $ 2,872       $     -       $    -        $ 2,872
                2.01 - 4.00%                 13,400         6,200        4,216         23,816
                4.01 - 6.00%                  6,102         3,657        4,714         14,473
                6.01 - 8.00%                  6,908         1,599            -          8,507
                                             ------        ------        -----         ------

                  Total                     $29,282       $11,456       $8,930        $49,668
                                             ======        ======        =====         ======


         The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2002:

     Maturity                                                Amount
     --------                                                ------
                                                         (In thousands)

     Three months or less                                   $1,779
     Over 3 months to 6 months                               2,121
     Over 6 months to 12 months                              1,485
     Over 12 months                                          2,871
                                                             -----

        Total                                               $8,256
                                                             =====


         The following table sets forth First Federal's deposit account balance activity for the periods indicated:


                                                           Year ended June 30,
                                                  2002            2001            2000
                                                  ----            ----            ----
                                                         (Dollars in thousands)
Beginning balance                               $ 91,018        $ 77,987        $ 72,025

Deposits                                         540,187         414,186         285,965
Withdrawals                                     (538,233)       (404,244)       (282,820)
                                                 -------         -------         -------
Net increase in deposits before
   interest credited                               1,954           9,942           3,145
Interest credited                                  2,570           3,089           2,817
                                                 -------         -------         -------
Ending balance                                  $ 95,542        $ 91,018        $ 77,987
                                                 =======         =======         =======

Net increase                                    $  4,524        $ 13,031        $  5,962
                                                 =======         =======         =======

Percent increase                                     5.0%           16.7%            8.3%
                                                     ===            ====             ===


         Borrowings. First Federal's other sources of funds include advances from the FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complies with this requirement with an investment in stock of the FHLB of Cincinnati of $1.9 million at June 30, 2002.

         FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the applicable FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2002, First Federal had $17.6 million outstanding in advances from the FHLB.

         The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                                        At June 30,
                                                     2002                     2001                     2000
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
FHLB advances                                       $17,553                  $24,732                  $30,412
Weighted average interest rate of
   FHLB advances                                       3.67%                    4.78%                    6.48%


         The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                                                     Year ended June 30,
                                                     -------------------------------------------------------
                                                     2002                     2001                     2000
                                                     ----                     ----                     ----
                                                                     (Dollars in thousands)
Maximum balance                                     $25,667                  $29,903                  $31,554
Average balance                                     $20,548                  $26,094                  $28,413
Weighted-average interest rate                         3.77%                    6.01%                    5.57%


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

Subsidiaries

         First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 2002, was approximately $15,075.

Personnel

         At June 30, 2002, First Federal had 31 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

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


Office of Thrift Supervision Regulations

         General. The OTS is an office of the Department of the Treasury and is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. If the grounds provided by law exist, the OTS may appoint a conservator or receiver for a savings association.

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

         The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. All undercapitalized associations must submit a capital restoration plan to the OTS within 45 days after becoming undercapitalized. Such associations will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at June 30, 2002, met the standards for the highest category, a "well-capitalized" institution.

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

         Qualified Thrift Lender Test. Savings associations must meet one of two tests in order to be a qualified thrift lender ("QTL"). The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the QTL test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. If a savings association fails to meet one of the QTL tests, the association and its holding company become subject to certain operating and regulatory restrictions. At June 30, 2002, First Federal qualified as a QTL.

         Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2002.

         All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA"). An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2002.

Federal Deposit Insurance Corporation

        The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC, up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against federally insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

FRB Reserve Requirements

         FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $41.3 million (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At June 30, 2002, First Federal was in compliance with its reserve requirements.

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

         As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. The broad latitude to engage in activities under current law can be restricted. If the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of FFD and its affiliates may be imposed on the savings association. Notwithstanding the foregoing rules as to permissible business activities of a unitary savings and loan holding company, if the savings association subsidiary of a holding company fails to meet the QTL test, then such unitary holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2002, First Federal met both those tests.

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

         After the initial three-year moratorium, such a business combination may not occur unless (1) one of the specified exceptions applies (2) the holders of at least two-thirds of the voting shares, and at least a majority of the voting shares not beneficially owned by the Interested Shareholders, approve the business combination at a meeting called for such purpose; or (3) the business combination meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

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

         First Federal's average gross receipts for the three tax years ending on December 31, 2001, is in excess of $7.5 million and as a result, First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

         A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over
(ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift institution that is treated as a small bank, like First Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

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

         The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2002, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.6 million. First Federal believes it had approximately $8.0 million of accumulated earnings and profits for tax purposes as of June 30, 2002, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A-8 and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

         The tax returns of First Federal have been audited or closed without audit through 1998. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

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

         FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal.

         First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the taxable book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.


Item 2.       Description of Property

              The following table sets forth certain information at June 30, 2002, regarding the properties on which the main office and branch offices of First Federal are located:

                                                 Owned                Date                 Net
Location                                       or leased            acquired          book value(1)
--------                                       ---------            --------          -------------
321 North Wooster Avenue
Dover, Ohio  44622                               Owned                 1/96                $566

224 West High Avenue
New Philadelphia, OH  44663                      Owned                11/97                $347

902 Boulevard
Dover, Ohio  44622                               Owned                12/01                $642

-----------------------------

(1) At June 30, 2002, First Federal's office premises and equipment had a total net book value of approximately $2.0 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.


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

Item 5.       Market for Common Equity and Related Stockholder Matters

              The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2002 (the "Annual Report"), under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6.       Management's Discussion and Analysis or Plan of Operation

              The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.       Financial Statements

              The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 16, 2002, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              Not applicable.


                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

              The information contained in the definitive Proxy Statement for the 2002 Annual Meeting of Shareholders of FFD (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Ownership of FFD Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10.      Executive Compensation

              The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 11.      Security Ownership of Certain Beneficial Owners and Management

              The information contained in the Proxy Statement under the caption "Ownership of FFD Stock" is incorporated herein by reference.

         FFD maintains the FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") under which it may issue equity securities to its directors, officers and employees in exchange for goods or services. The Plan was approved at the 1996 Annual Meeting of Shareholders.

         The following table shows, as of June 30, 2002, the number of common shares issuable upon exercise of outstanding stock options, the weighted average exercise price of those stock options, and the number of common shares remaining for future issuance under the Plan, excluding shares issuable upon exercise of outstanding stock options.

                                                     Equity Compensation Plan Information
                                 ---------------------------------------------------------------------------------
                                            (a)                         (b)                          (c)
------------------------------------------------------------------------------------------------------------------

                                                                                            Number of securities
                                                                                           remaining available for
                                    Number of securities                                    future issuance under
                                     to be issued upon            Weighted-average        equity compensation plans
                                        exercise of              exercise price of          (excluding securities
Plan Category                       outstanding options         outstanding options       reflected in column (a))
------------------------------------------------------------------------------------------------------------------

Equity compensation plans
approved by security holders
                                          104,385                      $9.25                       41,090
------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders
                                            N/A                         N/A                          N/A
------------------------------------------------------------------------------------------------------------------

Total                                     104,385                      $9.25                       41,090

------------------------------------------------------------------------------------------------------------------

Item 12.      Certain Relationships and Related Transactions

              The information contained in the Proxy Statement under the caption "Certain Transactions" is incorporated by reference.

Item 13       Exhibits and Reports on Form 8-K

(a)      Exhibits

         3              Articles of Incorporation and Code of Regulations

         10.1           FFD Financial Corporation 1996 Stock Option and
                        Incentive Plan

         10.2 First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement

         13 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

         20             Proxy Statement for 2002 Annual Meeting of Shareholders

         21             Subsidiaries of FFD Financial Corporation

         99.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         99.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)      Reports on Form 8-K

         No reports on Form 8-K have been filed by FFD during the quarter ended June 30, 2002.

Item 14.     Controls and Procedures

             Since this Form 10-KSB is being filed for the period ended June 30, 2002, no disclosures are required pursuant to Item 307(a) of Regulation S-B. There have not been any significant changes in internal controls or in other factors that would require disclosure pursuant to Item 307(b).

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               FFD FINANCIAL CORPORATION


                                               By: /s/ Trent B. Troyer
                                                  -----------------------------
                                                  Trent B. Troyer, President

                                               Date: September 26, 2002

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Stephen G. Clinton
------------------------------------                             ------------------------------------
Stephen G. Clinton                                               Roy O. Mitchell, Jr.
Director                                                         Director


Date:  September 26, 2002                                        Date:  September ___, 2002




/s/ J. Richard Gray                                              /s/ Robert D. Sensel
------------------------------------                             ------------------------------------
J. Richard Gray                                                  Robert D. Sensel
Director                                                         Director


Date:  September 26, 2002                                        Date:  September 26, 2002




/s/ Richard J. Herzig                                            /s/ Enos L. Loader
------------------------------------                             ------------------------------------
Richard J. Herzig                                                Enos L. Loader
Director                                                         Director


Date:  September 26, 2002                                        Date:  September 26, 2002




/s/ Robert R. Gerber                                             /s/ Trent B. Troyer
------------------------------------                             ------------------------------------
Robert R. Gerber                                                 Trent B. Troyer
Vice President, Chief Financial Officer and Treasurer            President and Chief Executive Officer
(Principal Financial Officer and Principal                       (Principal Executive Officer)
Accounting Officer)

Date:  September 26, 2002                                        Date:  September 26, 2002


                                  CERTIFICATION

I, Trent B. Troyer, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-KSB  of FFD  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 26, 2002            /s/ Trent B. Troyer
                                     ----------------------------------------
                                     Trent B. Troyer
                                     President and Chief Executive Officer

                                  CERTIFICATION

I, Robert R. Gerber, certify that:

1.   I have  reviewed  this  annual  report  on  Form  10-KSB  of FFD  Financial
     Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.



Date:  September 26, 2002                       /s/ Robert R. Gerber
                                                ------------------------------
                                                Robert R. Gerber
                                                Vice President, Treasurer and
                                                 Chief Financial Officer

                                INDEX TO EXHIBITS

     EXHIBIT
     NUMBER         DESCRIPTION
     3.1            Articles of Incorporation of FFD             Incorporated by reference to the Registration Statement on
                    Financial Corporation                        Form S-1 filed by FFD on December 15, 1995 (the "S-1") with the Securities and Exchange Commission (the "SEC"), Exhibit
                                                                 3.1.

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
                    Agreement

     13             FFD Financial Corporation 2002 Annual
                    Report to Shareholders

     20             Proxy Statement for 2002 Annual Meeting      Incorporated by reference to the Proxy Statement for the
                    of Shareholders                              2002 Annual Meeting of Shareholders filed with the SEC on
                                                                 September 16, 2002.

     21             Subsidiaries of FFD Financial Corporation    Incorporated by reference to the Annual Report on Form
                                                                 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 30, 1996, Exhibit 21.

     99.1           Certification of Chief Executive Officer
                    Pursuant to 18 U.S.C. Section 1350


     99.2           Certification of Chief Financial Officer
                    Pursuant to 18 U.S.C. Section 1350