Form 10QSB
period 2002-09-30
FFD FINANCIAL CORP/OH
filed 2002-11-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2002
                                ---------------------------------------------

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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 7, 2002 - 1,227,497 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [  ]     No [X]

                                      INDEX

                                                                        Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                 3

            Consolidated Statements of Earnings                            4

            Consolidated Statements of Comprehensive Income                5

            Consolidated Statements of Cash Flows                          6

            Notes to Consolidated Financial Statements                     8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                    10


PART II  -  OTHER INFORMATION                                             13

SIGNATURES                                                                14

CERTIFICATIONS                                                            15

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                      September 30,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $  1,615            $  1,490
Interest-bearing deposits in other financial institutions                                    14,177              11,726
                                                                                            -------             -------
         Cash and cash equivalents                                                           15,792              13,216

Investment securities designated as available
  for sale - at market                                                                        5,006               2,047
Mortgage-backed securities designated as available for
  sale - at market                                                                            2,193               1,551
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $1,050 and $1,648 as of
  September 30, 2002 and June 30, 2002, respectively                                          1,004               1,606
Loans receivable - net                                                                      105,188             106,718
Loans held for sale - at lower of cost or market                                              1,470                 337
Office premises and equipment - at depreciated cost                                           2,225               1,992
Stock in Federal Home Loan Bank - at cost                                                     1,907               1,885
Accrued interest receivable                                                                     449                 454
Prepaid expenses and other assets                                                               205                 288
Prepaid federal income taxes                                                                    210                 209
                                                                                            -------             -------

         Total assets                                                                      $135,649            $130,303
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $100,828            $ 95,542
Advances from the Federal Home Loan Bank                                                     17,525              17,553
Accrued interest payable                                                                        109                 100
Other liabilities                                                                               553                 413
Deferred federal income taxes                                                                   162                 154
                                                                                            -------             -------
         Total liabilities                                                                  119,177             113,762

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  7,861               7,861
  Retained earnings - substantially restricted                                               11,732              11,629
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects                       7                  19
  Shares acquired by stock benefit plans                                                       (677)               (677)
  Less 229,672 and 217,072 treasury shares at September 30, 2002 and
    June 30, 2002, respectively - at cost                                                    (2,451)             (2,291)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,472              16,541
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $135,649            $130,303
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                    For the three months ended September 30,
                      (In thousands, except per share data)


                                                                                               2002                2001
Interest income
  Loans                                                                                      $1,629              $2,039
  Mortgage-backed securities                                                                     42                 161
  Investment securities, interest-bearing deposits and other                                     84                  69
                                                                                              -----               -----
         Total interest income                                                                1,755               2,269

Interest expense
  Deposits                                                                                      664                 942
  Borrowings                                                                                    161                 264
                                                                                              -----               -----
         Total interest expense                                                                 825               1,206
                                                                                              -----               -----

         Net interest income                                                                    930               1,063

Provision for losses on loans                                                                    30                  68
                                                                                              -----               -----

         Net interest income after provision
           for losses on loans                                                                  900                 995

Other income
  Gain on sale of loans                                                                         154                  53
  Other operating                                                                                70                  60
                                                                                              -----               -----
         Total other income                                                                     224                 113

General, administrative and other expense
  Employee compensation and benefits                                                            304                 277
  Occupancy and equipment                                                                        94                  54
  Franchise taxes                                                                                43                  33
  Data processing                                                                               113                 100
  Other operating                                                                               237                 120
                                                                                              -----               -----
         Total general, administrative and other expense                                        791                 584
                                                                                              -----               -----

         Earnings before income taxes                                                           333                 524

Federal income taxes
  Current                                                                                        99                 192
  Deferred                                                                                       14                 (14)
                                                                                              -----               -----
         Total federal income taxes                                                             113                 178
                                                                                              -----               -----

         NET EARNINGS                                                                        $  220              $  346
                                                                                              =====               =====

         EARNINGS PER SHARE
           Basic                                                                               $.19                $.28
                                                                                                ===                 ===

           Diluted                                                                             $.19                $.28
                                                                                                ===                 ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                    For the three months ended September 30,
                                 (In thousands)


                                                                                               2002                2001
Net earnings                                                                                   $220                $346

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (credits) of $(6) and $32 in
    2002 and 2001, respectively                                                                 (12)                 63
                                                                                                ---                 ---

Comprehensive income                                                                           $208                $409
                                                                                                ===                 ===

Accumulated comprehensive income                                                               $  7                $118
                                                                                                ===                 ===

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   220           $   346
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             32                12
    Amortization of deferred loan origination (fees) costs                                          2                (3)
    Depreciation and amortization                                                                  49                26
    Provision for losses on loans                                                                  30                68
    Gain on sale of mortgage loans                                                                (74)              (22)
    Loans originated for sale in the secondary market                                          (8,773)           (4,333)
    Proceeds from sale of loans in the secondary market                                         7,714             3,948
    Federal Home Loan Bank stock dividends                                                        (22)              (31)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                   5                15
      Prepaid expenses and other assets                                                            83                35
      Accrued interest payable                                                                      9               (29)
      Other liabilities                                                                           140               164
      Federal income taxes
        Current                                                                                    (1)              191
        Deferred                                                                                   14               (14)
                                                                                               ------            ------
         Net cash provided by (used in) operating activities                                     (572)              373

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (4,001)               -
  Proceeds from maturity of investment securities                                               1,000             1,000
  Purchase of mortgage-backed securities                                                         (956)               -
  Principal repayments on mortgage-backed securities                                              908               810
  Loan principal repayments                                                                    11,181             7,548
  Loan disbursements                                                                           (9,683)          (10,017)
  Purchase of office premises and equipment                                                      (282)               -
                                                                                               ------            ------
         Net cash used in investing activities                                                 (1,833)             (659)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              5,286             1,576
  Repayment of Federal Home Loan Bank advances                                                    (28)           (4,037)
  Dividends on common stock                                                                      (117)             (119)
  Purchase of treasury stock                                                                     (160)             (431)
                                                                                               ------            ------
         Net cash provided by (used in) financing activities                                    4,981            (3,011)
                                                                                               ------            ------

Net increase (decrease) in cash and cash equivalents                                            2,576            (3,297)

Cash and cash equivalents at beginning of period                                               13,216             9,340
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $15,792           $ 6,043
                                                                                               ======            ======

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                    For the three months ended September 30,
                                 (In thousands)

                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                         $100            $    1
                                                                                                  ===             =====

    Interest on deposits and borrowings                                                          $816            $1,235
                                                                                                  ===             =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                                                         $(12)           $   63
                                                                                                  ===             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                            $ 80            $   31
                                                                                                  ===             =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended September 30, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

    3.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 65,861 and 79,035 unallocated ESOP shares for the three-month periods ended September 30, 2002 and 2001, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                                        2002                2001
         Weighted-average common shares
           outstanding (basic)                                     1,155,941           1,214,223
         Dilutive effect of assumed exercise
           of stock options                                           27,935              15,241
                                                                   ---------           ---------
         Weighted-average common shares
           outstanding (diluted)                                   1,183,876           1,229,464
                                                                   =========           =========


    Options to purchase 2,952 shares of common stock with a weighted-average exercise price of $11.17 were outstanding at September 30, 2001, but were excluded from the computation of common share equivalents for the three-month period ended September 30, 2001, because their exercise prices were greater than the average market price of the common shares.

                            FFD Financial Corporation

          For the three-month periods ended September 30, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements

    In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121, which requires an entity to recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

    In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. SFAS No. 146 is not expected to have a material effect on the Corporation's financial condition or results of operations.

    In October 2002, the FASB issued SFAS No. 147, "Accounting for Certain Financial Institutions: An Amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9," which removes acquisitions of financial institutions from the scope of SFAS No. 72, "Accounting for Certain Acquisitions of Banking and Thrift Institutions," except for transactions between mutual enterprises. Accordingly, the excess of the fair value of liabilities assumed over the fair value of tangible and intangible assets acquired in a business combination should be recognized and accounted for as goodwill in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."

    SFAS No. 147 also requires that the acquisition of a less-than-whole financial institution, such as a branch, be accounted for as a business combination if the transferred assets and activities constitute a business. Otherwise, the acquisition should be accounted for as the acquisition of net assets. SFAS No. 147 also amends the scope of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include long-term customer relationship assets of financial institutions (including mutual enterprises) such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets.

    The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. SFAS No. 147 is not expected to have a material effect on the Corporation's financial condition or results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of Financial  Condition  Changes from June 30, 2002 to September 30,
2002

The Corporation's total assets at September 30, 2002, amounted to $135.6 million, a $5.3 million, or 4.1%, increase over the total at June 30, 2002. The increase in assets was funded by a $5.3 million increase in deposits.

Cash and cash equivalents totaled $15.8 million at September 30, 2002, an increase of $2.6 million, or 19.5%, over the total at June 30, 2002. Investment securities totaled $5.0 million at September 30, 2002, an increase of $3.0 million over June 30, 2002. Purchases of U.S. Government agency securities of $4.0 million were partially offset by a call of such securities totaling $1.0 million. Mortgage-backed securities totaled $3.2 million at September 30, 2002, a $40,000, or 1.3%, increase over the total at June 30, 2002. This increase resulted primarily from purchases of securities totaling $956,000 and principal repayments of $908,000.

Loans receivable, including loans held for sale, totaled $106.7 million at September 30, 2002, a decrease of $397,000, or .4%, from the June 30, 2002 total. Loan disbursements during the period totaling $18.5 million were offset by principal repayments of $11.2 million and loans sold in the secondary market of $7.6 million. During the three-month period ended September 30, 2002, management continued to emphasize origination of nonresidential real estate, multi-family residential real estate and commercial loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $743,000 at September 30, 2002, an increase of $30,000, or 4.2%, over the June 30, 2002 balance of $713,000, and represented .69% and .66% of total loans at those respective dates. The Bank's nonperforming loans totaled $739,000 and $622,000 at September 30, 2002 and June 30, 2002, respectively. Nonperforming loans at September 30, 2002, were comprised of one- to four-family residential real estate loans totaling $591,000, nonresidential real estate loans totaling $125,000 and commercial loans totaling $23,000. Although management believes that its allowance for loan losses at September 30, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $100.8 million at September 30, 2002, a $5.3 million, or 5.5%, increase over total deposits at June 30, 2002. The increase in deposits resulted primarily from managements' efforts to maintain growth through marketing and pricing strategies. FHLB advances totaled $17.5 million at both September 30, 2002 and June 30, 2002.

Shareholders' equity totaled $16.5 million at September 30, 2002, a decrease of $69,000, or .4%, from June 30, 2002. The decrease was due primarily to the Corporation's purchase of treasury shares totaling $160,000 and dividends paid of $117,000 during the period, which were partially offset by net earnings of $220,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at September 30, 2002, the Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001

General

The Corporation's net earnings totaled $220,000 for the three months ended September 30, 2002, a decrease of $126,000, or 36.4%, from the net earnings of $346,000 recorded in the comparable period in 2001. The decrease in net earnings resulted from a decrease of $133,000 in net interest income and an increase of $207,000 in general, administrative and other expense, which were partially offset by an increase of $111,000 in other income, and a decreases of $38,000 in the provision for losses on loans and $65,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $514,000, or 22.7%, to a total of $1.8 million for the three months ended September 30, 2002, compared to the three months ended September 30, 2001. Interest income on loans decreased by $410,000, or 20.1%, due primarily to a 137 basis point decrease in yield, to 6.09% in the 2002 quarter, and a decrease of $2.4 million, or 2.2%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $119,000, or 73.9%, due primarily to an $8.0 million, or 71.2%, decrease in the average balance outstanding and a decrease in the average yield year to year. Interest income on investment securities and interest-bearing deposits increased by $15,000, or 21.7%, to a total of $84,000 for the three months ended September 30, 2002, due primarily to a $10.7 million, or 133.7%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield year to year.

Interest expense on deposits decreased by $278,000, or 29.5%, for the three months ended September 30, 2002, compared to the same period in 2001, due primarily to a 132 basis point decrease in the average cost of deposits, to 2.79% for the 2002 quarter, which was partially offset by a $3.3 million, or 3.6%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $103,000, or 39.0%, due to a $5.4 million, or 23.4%, decrease in the average balance of advances outstanding and a 94 basis point decrease in the average cost of advances, to 3.68% for the 2002 quarter. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2001. This low interest rate environment continued through the first nine months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $133,000, or 12.5%, for the three months ended September 30, 2002, compared to the same period in 2001. The interest rate spread amounted to 2.51% for the 2002 quarter compared to 2.83% for the 2001 quarter, and the net interest margin totaled 2.88% and 3.29% for the three-month periods ended September 30, 2002 and 2001, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The Corporation recorded a provision for losses on loans totaling $30,000 during the three months ended September 30, 2002, a decrease of $38,000, or 55.9%, compared to the same period in 2001. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential and multi-family residential real estate. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended September 30, 2002 and 2001 (continued)

Other Income

Other income totaled $224,000 for the three months ended September 30, 2002, an increase of $111,000, or 98.2%, over the 2001 total. The increase was due to increases of $101,000, or 190.6%, in gain on sale of loans year to year, and $10,000, or 16.7%, in other operating income. The increase in gain on sale of loans was due primarily to a $3.7 million, or 94.6%, increase in sales volume year to year. The increase in other operating income consisted primarily of increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $791,000 for the three months ended September 30, 2002, an increase of $207,000, or 35.4%, compared to the same period in 2001. The increase in general, administrative and other expense includes an increase of $27,000, or 9.7%, in employee compensation and benefits, an increase of $40,000, or 74.1%, in occupancy and equipment, a $13,000, or 13.0%, increase in data processing expense and a $117,000, or 97.5%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to the impact of additional staff for the new Boulevard office which opened in July 2002, normal merit increases and an increase in costs related to the ESOP and other benefit plans. The increase in occupancy and equipment was due primarily to depreciation and other costs incurred in connection with the Boulevard office. The increase in other operating expense was due primarily to increases in advertising, office supplies and other expenses associated with the opening of the new Boulevard office and pro-rata increases related to the Corporation's overall growth year to year.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $113,000 for the three months ended September 30, 2002, a decrease of $65,000, or 36.5%, from the same period in 2001. The decrease resulted primarily from a $191,000, or 36.5%, decrease in earnings before taxes. The Corporation's effective tax rates were 33.9% and 34.0% for the three months ended September 30, 2002 and 2001, respectively.



ITEM 2:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.


ITEM 3:  Controls and Procedures

         (a) The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of a date within ninety days of the filing date of this quarterly report on Form 10-QSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

         (b) There were no significant changes in the Corporation's internal controls or in any factors that could significantly affect these controls subsequent to the date of the Chief Executive Officer and the Chief Financial Officer's evaluation.

                            FFD Financial Corporation

                                     PART II


ITEM 1.    Legal Proceedings

           Not applicable


ITEM 2.    Changes in Securities and Use of Proceeds

           Not applicable


ITEM 3.    Defaults Upon Senior Securities

           Not applicable


ITEM 4.    Submission of Matters to a Vote of Security Holders

           On October 15, 2002, the Annual Meeting of Shareholders of the Corporation was held. Each of the three directors nominated were elected to terms expiring in 2004 by the following votes:

                                             For                Withheld

           Stephen D. Clinton                983,942            18,155
           Leonard L. Gundy                  989,054            13,043
           Enos L. Loader                    990,129            11,968


           J. Richard Gray, Robert D. Sensel and Roy O. Mitchell, Jr. continued serving as directors of the Corporation or terms expiring in 2003.


ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  99.1               Certification of Chief Executive Officer
                  99.2               Certification of Chief Financial Officer


           (b)    Reports on Form 8-K:                        None.

                            FFD Financial Corporation

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FFD FINANCIAL CORPORATION




Date:    November 14, 2002           By:  /s/Trent B. Troyer
       ----------------------             -------------------------------------
                                          Trent B. Troyer
                                          President and Chief Executive Officer





Date:    November 14, 2002           By:  /s/Robert R. Gerber
       ----------------------             -------------------------------------
                                          Robert R. Gerber
                                          Chief Financial Officer

                                  CERTIFICATION

I, Trent B. Troyer, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FFD Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                 /s/Trent B. Troyer
                                        -------------------------------------
                                        Trent B. Troyer
                                        President and Chief Executive Officer

                                  CERTIFICATION

I, Robert R. Gerber, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of FFD Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a. Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b. Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

          a. All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 14, 2002                    /s/Robert R. Gerber
                                           ----------------------------------
                                           Robert R. Gerber
                                           Vice President, Treasurer and
                                             Chief Financial Officer