Form 10QSB
period 2002-12-31
FFD FINANCIAL CORP/OH
filed 2003-02-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

For the quarterly period ended           December 31, 2002
                                ----------------------------------------------

                                       OR

[  ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                  0-27916
                         ---------------------------------------

                            FFD FINANCIAL CORPORATION
------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1921148
-------------------------------                   ------------------------
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

Yes [    ]                 No  [    ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2002 - 1,227,497 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [   ]    No [X]

                                      INDEX

                                                                         Page

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                3

            Consolidated Statements of Earnings                           4

            Consolidated Statements of Comprehensive Income               5

            Consolidated Statements of Cash Flows                         6

            Notes to Consolidated Financial Statements                    8

            Management's Discussion and Analysis of
            Financial Condition and Results of
            Operations                                                   10


PART II  -  OTHER INFORMATION                                            15

SIGNATURES                                                               16

CERTIFICATIONS                                                           17

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                       December 31,            June 30,
         ASSETS                                                                                2002                2002
Cash and due from banks                                                                    $  1,644            $  1,490
Interest-bearing deposits in other financial institutions                                    11,745              11,726
                                                                                            -------             -------
         Cash and cash equivalents                                                           13,389              13,216

Investment securities designated as available
  for sale - at market                                                                        3,518               2,047
Mortgage-backed securities designated as available for
  sale - at market                                                                            1,085               1,551
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $769 and $1,648 as of
  December 31, 2002 and June 30, 2002, respectively                                             766               1,606
Loans receivable - net                                                                      107,298             106,718
Loans held for sale - at lower of cost or market                                              2,064                 337
Office premises and equipment - at depreciated cost                                           2,345               1,992
Real estate acquired through foreclosure                                                        161                  -
Stock in Federal Home Loan Bank - at cost                                                     1,929               1,885
Accrued interest receivable                                                                     386                 454
Prepaid expenses and other assets                                                               134                 288
Prepaid federal income taxes                                                                    177                 209
                                                                                            -------             -------

         Total assets                                                                      $133,252            $130,303
                                                                                            =======             =======

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                                   $101,860            $ 95,542
Advances from the Federal Home Loan Bank                                                     13,996              17,553
Accrued interest payable                                                                        108                 100
Other liabilities                                                                               351                 413
Deferred federal income taxes                                                                   165                 154
                                                                                            -------             -------
         Total liabilities                                                                  116,480             113,762

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                                      -                   -
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                                        -                   -
  Additional paid-in capital                                                                  8,036               7,861
  Retained earnings - substantially restricted                                               11,713              11,629
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects                      13                  19
  Shares acquired by stock benefit plans                                                       (568)               (677)
  Less 227,253 and 217,072 treasury shares at December 31, 2002 and
    June 30, 2002, respectively - at cost                                                    (2,422)             (2,291)
                                                                                            -------             -------
         Total shareholders' equity                                                          16,772              16,541
                                                                                            -------             -------

         Total liabilities and shareholders' equity                                        $133,252            $130,303
                                                                                            =======             =======

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                      For the six months            For the three months
                                                                       ended December 31,             ended December 31,
                                                                       2002         2001              2002         2001
Interest income
  Loans                                                              $3,232       $3,974            $1,603       $1,935
  Mortgage-backed securities                                             63          293                21          132
  Investment securities, interest-bearing
    deposits and other                                                  159          103                75           34
                                                                      -----        -----             -----        -----
         Total interest income                                        3,454        4,370             1,699        2,101

Interest expense
  Deposits                                                            1,296        1,781               632          839
  Borrowings                                                            307          463               146          199
                                                                      -----        -----             -----        -----
         Total interest expense                                       1,603        2,244               778        1,038
                                                                      -----        -----             -----        -----

         Net interest income                                          1,851        2,126               921        1,063

Provision for losses on loans                                            99           97                69           29
                                                                      -----        -----             -----        -----

         Net interest income after provision
           for losses on loans                                        1,752        2,029               852        1,034

Other income
  Gain on sale of mortgage-backed securities                             -            67                -            67
  Gain on sale of loans                                                 382          102               228           49
  Other operating                                                        93          122                23           62
                                                                      -----        -----             -----        -----
         Total other income                                             475          291               251          178

General, administrative and other expense
  Employee compensation and benefits                                    603          570               299          293
  Occupancy and equipment                                               174          116                80           62
  Franchise taxes                                                        90           83                47           50
  Data processing                                                       130          135                67           68
  Other operating                                                       555          382               268          229
                                                                      -----        -----             -----        -----
         Total general, administrative and other expense              1,552        1,286               761          702
                                                                      -----        -----             -----        -----

         Earnings before income taxes                                   675        1,034               342          510

Federal income taxes
  Current                                                               218          337                99          145
  Deferred                                                               14           13                20           27
                                                                      -----        -----             -----        -----
         Total federal income taxes                                     232          350               119          172
                                                                      -----        -----             -----        -----

         NET EARNINGS                                                $  443       $  684            $  223       $  338
                                                                      =====        =====             =====        =====

         EARNINGS PER SHARE
           Basic                                                       $.38         $.57              $.19         $.29
                                                                        ===          ===               ===          ===

           Diluted                                                     $.38         $.56              $.19         $.28
                                                                        ===          ===               ===          ===

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                                     For the six months             For the three months
                                                                     ended December 31,               ended December 31,
                                                                     2002           2001            2002           2001

Net earnings                                                         $443           $684            $223           $338

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $(3),
    $5, $3 and $(28) during the respective periods                     (6)             9               6            (54)

Reclassification adjustment for realized gains included
  in earnings, net of tax of $23 in both the six- and
  three-month periods ended December 31, 2001                          -             (44)             -             (44)
                                                                      ---            ---             ---            ---

Comprehensive income                                                 $437           $649            $229           $240
                                                                      ===            ===             ===            ===

Accumulated comprehensive income                                     $ 13           $ 20            $ 13           $ 20
                                                                      ===            ===             ===            ===

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2002              2001
Cash flows from operating activities:
  Net earnings for the period                                                                 $   443           $   684
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                                             60                11
    Gain on sale of mortgage-backed securities                                                     -                (67)
    Amortization of deferred loan origination (fees) costs                                         22               (22)
    Depreciation and amortization                                                                 100                55
    Provision for losses on loans                                                                  99                97
    Amortization expense of stock benefit plans                                                   147               181
    Gain on sale of loans                                                                        (163)              (51)
    Loans originated for sale in the secondary market                                         (20,251)          (13,992)
    Proceeds from sale of loans                                                                18,687            10,260
    Federal Home Loan Bank stock dividends                                                        (44)              (56)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                                  68                88
      Prepaid expenses and other assets                                                           154                51
      Accrued interest payable                                                                      8               (54)
      Other liabilities                                                                           (62)               13
      Federal income taxes
        Current                                                                                    32               (64)
        Deferred                                                                                   14                13
                                                                                               ------            ------
         Net cash used in operating activities                                                   (686)           (2,853)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                                            (5,510)               -
  Proceeds from maturity of investment securities                                               4,000             1,000
  Purchase of mortgage-backed securities                                                         (956)               -
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                                          -              5,107
  Principal repayments on mortgage-backed securities                                            2,232             1,735
  Loan principal repayments                                                                    23,403            18,678
  Loan disbursements                                                                          (24,265)          (20,542)
  Purchase of office premises and equipment                                                      (453)             (438)
                                                                                               ------            ------
         Net cash provided by (used in) investing activities                                   (1,549)            5,540

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                                              6,318             1,859
  Proceeds from Federal Home Loan Bank advances                                                    -             11,000
  Repayment of Federal Home Loan Bank advances                                                 (3,557)          (10,065)
  Proceeds from exercise of stock options                                                          20                41
  Purchase of treasury shares                                                                    (159)             (845)
  Dividends on common stock                                                                      (214)             (210)
                                                                                               ------            ------
         Net cash provided by financing activities                                              2,408             1,780
                                                                                               ------            ------

Net increase in cash and cash equivalents                                                         173             4,467
Cash and cash equivalents at beginning of period                                               13,216             9,340
                                                                                               ------            ------

Cash and cash equivalents at end of period                                                    $13,389           $13,807
                                                                                               ======            ======

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                 (In thousands)


                                                                                                 2002              2001
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                                       $  205            $  409
                                                                                                =====             =====

    Interest on deposits and borrowings                                                        $1,595            $2,298
                                                                                                =====             =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for
    sale, net of related tax effects                                                           $   (6)           $  (35)
                                                                                                =====             =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                                          $  219            $  104
                                                                                                =====             =====

  Transfers from mortgage loans to real estate acquired through foreclosure                    $  161            $   -
                                                                                                =====             =====

  Unrealized losses on loans held for sale                                                     $   26            $   53
                                                                                                =====             =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2002 and 2001


    1.   Basis of Presentation

    The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2002, are not necessarily indicative of the results which may be expected for the entire fiscal year.

    2.   Principles of Consolidation

    The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

    3.  Earnings Per Share

    Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 52,687 and 65,861 unallocated ESOP shares for the six- and three-month periods ended December 31, 2002 and 2001, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                               For the six months ended        For the three months ended
                                                                      December 31,                     December 31,
                                                                   2002           2001              2002           2001
         Weighted-average common shares
           outstanding (basic)                                1,152,006      1,199,527         1,148,072      1,184,830
         Dilutive effect of assumed exercise
           of stock options                                      24,529         18,121            21,558         19,715
                                                              ---------      ---------         ---------      ---------
         Weighted-average common shares
           outstanding (diluted)                              1,176,535      1,217,648         1,169,630      1,204,545
                                                              =========      =========         =========      =========

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

                            FFD Financial Corporation

      For the six- and three-month periods ended December 31, 2002 and 2001


    4.   Effects of Recent Accounting Pronouncements (continued)

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

    In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. SFAS No. 148 is not expected to have a material effect on the Corporation's financial condition or results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion  of  Financial  Condition  Changes from June 30, 2002 to December 31,
2002

The Corporation's total assets at December 31, 2002, amounted to $133.3 million, a $2.9 million, or 2.3%, increase over the total at June 30, 2002.

Cash and cash equivalents totaled $13.4 million at December 31, 2002, an increase of $173,000, or 1.3%, over the total at June 30, 2002. Investment securities totaled $3.5 million at December 31, 2002, an increase of $1.5 million over June 30, 2002, which resulted from purchases of U.S. Government agency securities of $5.5 million, partially offset by calls of such securities totaling $4.0 million. Mortgage-backed securities totaled $1.9 million at December 31, 2002, a $1.3 million, or 41.4%, decrease compared to the total at June 30, 2002. This decrease resulted from principal repayments of $2.2 million, which were partially offset by purchases of mortgage-backed securities totaling $956,000.

Loans receivable, including loans held for sale, totaled $109.4 million at December 31, 2002, an increase of $2.3 million, or 2.2%, over the June 30, 2002 total. Loan disbursements during the period totaling $44.5 million were substantially offset by principal repayments of $23.4 million and loans sold in the secondary market of $18.5 million. During the six-month period ended December 31, 2002, loan originations were comprised of $29.6 million of one-to four-family residential real estate loans, $9.3 million of commercial loans, $3.3 million of nonresidential real estate loans, $1.3 million of multi-family residential real estate loans and $1.0 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $812,000 at December 31, 2002, an increase of $99,000, or 13.9%, over the June 30, 2002 balance of $713,000, and represented .74% and .66% of total loans at those respective dates. The Bank's nonperforming loans totaled $660,000 and $622,000 at December 31, 2002 and June 30, 2002, respectively. Nonperforming loans at December 31, 2002, were comprised of one- to four-family residential real estate loans totaling $105,000, nonresidential real estate loans totaling $299,000, commercial loans totaling $250,000 and other loans totaling $6,000. Management believes that the Bank's nonperforming loans at December 31, 2002 are adequately collateralized and no loss is anticipated on such loans. Although management believes that its allowance for loan losses at December 31, 2002, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $101.9 million at December 31, 2002, a $6.3 million, or 6.6%, increase over total deposits at June 30, 2002. The increase in deposits was comprised primarily of certificate of deposit accounts opened at the new Boulevard office location. FHLB advances totaled $14.0 million at December 31, 2002, a $3.6 million, or 20.3%, decrease from the June 30, 2002 total. During the three-month period ended December 31, 2002, management elected to prepay $ million of such advances utilizing excess liquidity and proceeds from maturities of investment and mortgage-backed securities.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2002 to December 31, 2002 (continued)

Shareholders' equity totaled $16.8 million at December 31, 2002, an increase of $231,000, or 1.4%, over June 30, 2002. The increase was due primarily to net earnings of $443,000 and the effects of amortization of stock benefit plans totaling $147,000, which were partially offset by a purchase of treasury shares totaling $159,000 and dividends paid of $214,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at December 31, 2002, the Bank's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001

General

The Corporation's net earnings totaled $223,000 for the three months ended December 31, 2002, a decrease of $115,000, or 34.0%, from the net earnings of $338,000 recorded in the comparable period in 2001. The decrease in net earnings resulted from a decrease of $142,000 in net interest income, and increases of $59,000 in general, administrative and other expense and $40,000 in the provision for losses on loans, which were partially offset by an increase of $73,000 in other income and a decrease of $53,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $402,000, or 19.1%, to a total of $1.7 million for the three months ended December 31, 2002, compared to the three months ended December 31, 2001. Interest income on loans decreased by $332,000, or 17.2%, due primarily to a 107 basis point decrease in yield and a decrease of $2.5 million, or 2.2%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $111,000, or 84.1%, due primarily to a $6.5 million, or 72.1%, decrease in the average balance outstanding and a decrease in the average yield year to year. Interest income on investment securities and interest-bearing deposits increased by $41,000 to a total of $75,000 for the three months ended December 31, 2002, due primarily to an $8.8 million, or 108.4%, increase in the average balance outstanding and an increase in the average yield year to year.

Interest expense on deposits decreased by $207,000, or 24.7%, for the three months ended December 31, 2002, compared to the same period in 2001, due primarily to a 109 basis point decrease in the average cost of deposits, to 2.52% for the 2002 quarter, which was partially offset by a $7.2 million, or 7.8%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $53,000, or 26.6%, due to a $7.1 million, or 32.2%, decrease in the average balance of advances outstanding, which was partially offset by a 30 basis point increase in the average cost of advances. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2002 and 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $142,000, or 13.4%, for the three months ended December 31, 2002, compared to the same period in 2001. The interest rate spread amounted to 2.63% and 2.97%, and the net interest margin totaled 2.89% and 3.33% for the three-month periods ended December 31, 2002 and 2001, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2002 and 2001 (continued)

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The Corporation recorded a provision for losses on loans totaling $69,000 during the three months ended December 31, 2002, an increase of $40,000, compared to the same period in 2001. The current quarter provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and consumer loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

Other Income

Other income totaled $251,000 for the three months ended December 31, 2002, an increase of $73,000, or 41.0%, over the 2001 total. The increase was due to an increase of $179,000 in gain on sale of loans year to year, which was partially offset by a decrease of $39,000, or 62.9%, in other operating income and a $67,000 gain on sale of mortgage-backed securities in the 2001 quarter. The increase in gain on sale of loans was due primarily to a $4.7 million, or 73.8%, increase in sales volume year to year. The decrease in other operating income consisted primarily of an increase in the level of amortization of mortgage servicing rights, partially offset by increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $761,000 for the three months ended December 31, 2002, an increase of $59,000, or 8.4%, compared to the same period in 2001. The increase in general, administrative and other expense includes an increase of $6,000, or 2.0%, in employee compensation and benefits, an increase of $18,000, or 29.0%, in occupancy and equipment and a $39,000, or 17.0%, increase in other operating expense. The increase in employee compensation and benefits was due primarily to the impact of additional staff for the new Boulevard office which opened in July 2002 and normal merit increases, which were partially offset by an increase in deferred loan origination costs related to the increase in lending volume year to year. The increase in occupancy and equipment was due primarily to depreciation and other costs incurred in connection with the Boulevard office. The increase in other operating expense was due primarily to increases in office supplies and other expenses associated with the opening of the new Boulevard office.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $119,000 for the three months ended December 31, 2002, a decrease of $53,000, or 30.8%, from the same period in 2001. The decrease resulted primarily from a $168,000, or 32.9%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.8% and 33.7% for the three months ended December 31, 2002 and 2001, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001

General

The Corporation's net earnings totaled $443,000 for the six months ended December 31, 2002, a decrease of $241,000, or 35.2%, from the net earnings of $684,000 recorded in the comparable period in 2001. The decrease in net earnings resulted from a decrease of $275,000 in net interest income, and increases of $266,000 in general, administrative and other expense and $2,000 in the provision for losses on loans, which were partially offset by an increase of $184,000 in other income and a decrease of $118,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $916,000, or 21.0%, to a total of $3.5 million for the six months ended December 31, 2002, compared to the six months ended December 31, 2001. Interest income on loans decreased by $742,000, or 18.7%, due primarily to a 123 basis point decrease in yield to 6.00% for the 2002 period, and a decrease of $2.2 million, or 2.0%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $230,000, or 78.5%, due primarily to a $7.9 million, or 73.7%, decrease in the average balance outstanding and a decrease in the average yield year to year. Interest income on investment securities and interest-bearing deposits increased by $56,000, or 54.4%, to a total of $159,000 for the six months ended December 31, 2002, due primarily to a $9.0 million, or 108.1%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield year to year.

Interest expense on deposits decreased by $485,000, or 27.2%, for the six months ended December 31, 2002, compared to the same period in 2001, due primarily to a 121 basis point decrease in the average cost of deposits, to 2.65% for the 2002 period, which was partially offset by a $5.6 million, or 6.0%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $156,000, or 33.7%, due to a $6.6 million, or 29.3%, decrease in the average balance of advances outstanding and a 25 basis point decrease in the average cost of advances. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy during 2002 and 2001.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $275,000, or 12.9%, for the six months ended December 31, 2002, compared to the same period in 2001. The interest rate spread amounted to 2.59% for the six-month period ended December 31, 2002 compared to 2.88% for the same period in 2001. The net interest margin totaled 2.90% and 3.30% for the six-month periods ended December 31, 2002 and 2001, respectively.

Provision for Losses on Loans

The Corporation recorded a provision for losses on loans totaling $99,000 during the six months ended December 31, 2002, an increase of $2,000, or 2.1%, compared to the same period in 2001. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and consumer loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2002 and 2001 (continued)

Other Income

Other income totaled $475,000 for the six months ended December 31, 2002, an increase of $184,000, or 63.2%, over the 2001 total. The increase was due to a $280,000 increase in gain on sale of loans year to year, which was partially offset by a $67,000 gain on sale of mortgage-backed securities in the 2001 period and a decrease of $29,000, or 23.8%, in other operating income. The increase in gain on sale of loans was due primarily to an $8.3 million, or 81.4%, increase in sales volume year to year. The decrease in other operating income consisted primarily of a $54,000 increase in amortization of mortgage servicing rights, which was partially offset by an increase in service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.6 million for the six months ended December 31, 2002, an increase of $266,000, or 20.7%, compared to the same period in 2001. The increase in general, administrative and other expense includes increases of $33,000, or 5.8%, in employee compensation and benefits, $58,000, or 50.0%, in occupancy and equipment and $173,000, or 45.3%, in other operating expense. The increase in employee compensation and benefits was due primarily to the impact of additional staff for the new Boulevard office which opened in July 2002 and normal merit increases, which were partially offset by a decrease in costs related to the restricted stock benefit plan and an increase in deferred loan origination costs related to the increase in lending volume year to year. The increase in occupancy and equipment was due primarily to depreciation and other costs incurred in connection with the Boulevard office. The increase in other operating expense was due primarily to increases in advertising, office supplies and other expenses associated with the opening of the new Boulevard office.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $232,000 for the six months ended December 31, 2002, a decrease of $118,000, or 33.7%, from the same period in 2001. The decrease resulted primarily from a $359,000, or 34.7%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.4% and 33.8% for the six months ended December 31, 2002 and 2001, respectively.


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

           None

ITEM 5.    Other Information

           None

ITEM 6.    Exhibits and Reports on Form 8-K

           (a)    Exhibits:

                  99.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                  99.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

           (b)    Reports on Form 8-K:                        None

                            FFD Financial Corporation

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FFD FINANCIAL CORPORATION




Date: February 14, 2003              By:  /s/Trent B. Troyer
     ---------------------                -------------------------------------
                                          Trent B. Troyer
                                          President and Chief Executive Officer





Date: February 14, 2003              By:  /s/Robert R. Gerber
     ---------------------                -------------------------------------
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



Date: February 14, 2003            /s/Trent B. Troyer
                                   ----------------------------------------
                                   Trent B. Troyer
                                   President and Chief Executive Officer

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



Date: February 14, 2003             /s/Robert R. Gerber
                                    -----------------------------------------
                                    Robert R. Gerber
                                    Vice President, Treasurer and
                                     Chief Financial Officer