Form 10QSB
period 2003-03-31
FFD FINANCIAL CORP/OH
filed 2003-05-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                  March 31, 2003
                              --------------------------------------------------
                                       OR

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:                  0-27916
                       ---------------------------------------------------------

                            FFD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

               Ohio                                      34-1921148
--------------------------------------------------------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
                    (Address of principal executive offices)

                                 (330) 364-7777
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


              (Former name, former address and former fiscal year,
                         if changed since last report)
--------------------------------------------------------------------------------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

         May 12, 2003 - 1,222,997 shares of common stock, no par value
--------------------------------------------------------------------------------
Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I     -      FINANCIAL INFORMATION

                  Consolidated Statements of Financial Condition              3

                  Consolidated Statements of Earnings                         4

                  Consolidated Statements of Comprehensive Income             5

                  Consolidated Statements of Cash Flows                       6

                  Notes to Consolidated Financial Statements                  8

                  Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                                 12


PART II  -        OTHER INFORMATION                                          17

SIGNATURES                                                                   18

CERTIFICATIONS                                                               19


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                 March 31,        June 30,
         ASSETS                                                                    2003             2002
Cash and due from banks                                                          $   2,192       $   1,490
Interest-bearing deposits in other financial institutions                            8,708          11,726
                                                                                 ---------       ---------
         Cash and cash equivalents                                                  10,900          13,216

Investment securities designated as available
  for sale - at market                                                               3,507           2,047
Mortgage-backed securities designated as available for
  sale - at market                                                                     973           1,551
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $731 and $1,648 as of
  March 31, 2003 and June 30, 2002, respectively                                       689           1,606
Loans receivable - net                                                             109,736         106,718
Loans held for sale - at lower of cost or market                                     2,107             337
Office premises and equipment - at depreciated cost                                  2,176           1,992
Real estate acquired through foreclosure                                               161              --
Stock in Federal Home Loan Bank - at cost                                            1,948           1,885
Accrued interest receivable                                                            415             454
Prepaid expenses and other assets                                                      239             288
Prepaid federal income taxes                                                           112             209
                                                                                 ---------       ---------

         Total assets                                                            $ 132,963       $ 130,303
                                                                                 =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $ 101,372       $  95,542
Advances from the Federal Home Loan Bank                                            14,067          17,553
Accrued interest payable                                                                90             100
Other liabilities                                                                      408             413
Deferred federal income taxes                                                          165             154
                                                                                 ---------       ---------
         Total liabilities                                                         116,102         113,762

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                             --              --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                               --              --
  Additional paid-in capital                                                         7,891           7,861
  Retained earnings - substantially restricted                                      12,015          11,629
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects             12              19
  Shares acquired by stock benefit plans                                              (561)           (677)
  Less 232,753 and 217,072 treasury shares at March 31, 2003 and
    June 30, 2002, respectively - at cost                                           (2,496)         (2,291)
                                                                                 ---------       ---------
         Total shareholders' equity                                                 16,861          16,541
                                                                                 ---------       ---------

         Total liabilities and shareholders' equity                              $ 132,963       $ 130,303
                                                                                 =========       =========


                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                  For the nine months       For the three months
                                                                    ended March 31,            ended March 31,
                                                                   2003         2002          2003         2002

Interest income
  Loans                                                           $ 4,826      $ 5,747       $ 1,594      $ 1,773
  Mortgage-backed securities                                           87          329            24           36
  Investment securities, interest-bearing deposits and other          228          144            69           41
                                                                  -------      -------       -------      -------
         Total interest income                                      5,141        6,220         1,687        1,850

Interest expense
  Deposits                                                          1,853        2,461           557          680
  Borrowings                                                          445          630           138          167
                                                                  -------      -------       -------      -------
         Total interest expense                                     2,298        3,091           695          847
                                                                  -------      -------       -------      -------

         Net interest income                                        2,843        3,129           992        1,003

Provision for losses on loans                                         131          110            32           13
                                                                  -------      -------       -------      -------

         Net interest income after provision
           for losses on loans                                      2,712        3,019           960          990

Other income
  Gain on sale of loans                                               584          182           202           80
  Gain on sale of mortgage-backed securities                           --           67            --           --
  Other operating                                                     114          189            21           67
                                                                  -------      -------       -------      -------
         Total other income                                           698          438           223          147

General, administrative and other expense
  Employee compensation and benefits                                  908          897           305          327
  Occupancy and equipment                                             271          195            97           79
  Franchise taxes                                                     138          138            48           48
  Data processing                                                     201          235            71          100
  Other operating                                                     798          580           243          198
                                                                  -------      -------       -------      -------
         Total general, administrative and other expense            2,316        2,045           764          759
                                                                  -------      -------       -------      -------

         Earnings before income taxes                               1,094        1,412           419          378

Federal income taxes
  Current                                                             357          490           139          153
  Deferred                                                             15          (12)            1          (25)
                                                                  -------      -------       -------      -------
         Total federal income taxes                                   372          478           140          128
                                                                  -------      -------       -------      -------

         NET EARNINGS                                             $   722      $   934       $   279      $   250
                                                                  =======      =======       =======      =======

         EARNINGS PER SHARE
           Basic                                                  $   .62      $   .78       $   .24      $   .21
                                                                  =======      =======       =======      =======

           Diluted                                                $   .61      $   .77       $   .24      $   .21
                                                                  =======      =======       =======      =======




                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)


                                                              For the nine months   For the three months
                                                                ended March 31,         ended March 31,
                                                               2003        2002        2003        2002

Net earnings                                                   $ 722       $ 934       $ 279       $ 250

Other comprehensive losses, net of tax:
  Unrealized holding losses on securities during
    the period, net of tax benefits of $(4), $1,
    $- and $6 for the respective periods                          (7)         (2)         (1)        (11)

  Reclassification adjustment for realized gains included
    in earnings, net of tax of $23                                --         (44)         --          --
                                                               -----       -----       -----       -----

Comprehensive income                                           $ 715       $ 888       $ 278       $ 239
                                                               =====       =====       =====       =====

Accumulated comprehensive income                               $  12       $   9       $  12       $   9
                                                               =====       =====       =====       =====


                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                       2003          2002

Cash flows from operating activities:
  Net earnings for the period                                        $    722       $    934
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                     48             20
    Amortization of deferred loan origination fees                        (38)           (19)
    Depreciation and amortization                                         150             88
    Provision for losses on loans                                         131            110
    Amortization expense of stock benefit plans                           154            188
    Gain on sale of mortgage-backed securities                             --            (67)
    Gain on sale of loans                                                (273)           (11)
    Proceeds from sale of loans                                        30,537         16,583
    Loans originated for sale in the secondary market                 (32,034)       (17,120)
    Federal Home Loan Bank stock dividends                                (63)           (77)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                          39            (16)
      Prepaid expenses and other assets                                    49            (44)
      Accrued interest payable                                            (10)           (55)
      Other liabilities                                                    (5)          (151)
      Federal income taxes
        Current                                                            97             90
        Deferred                                                           15            (12)
                                                                     --------       --------
         Net cash provided by (used in) operating activities             (481)           441

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                       6,000          1,000
  Purchase of investment securities                                    (7,510)            --
  Purchase of mortgage-backed securities                                 (956)            --
  Proceeds from sale of mortgage-backed securities                         --          5,107
  Principal repayments on mortgage-backed securities                    2,442          2,787
  Loan principal repayments                                            35,845         27,152
  Loan disbursements                                                  (39,117)       (26,752)
  Purchase of office premises and equipment                              (334)          (611)
                                                                     --------       --------
         Net cash provided by (used in) investing activities           (3,630)         8,683

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                       (4,111)         9,124
                                                                     --------       --------



                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                       2003           2002
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                     $ (4,111)      $  9,124

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                      5,830          4,523
  Proceeds from Federal Home Loan Bank advances                            --         11,000
  Repayment of Federal Home Loan Bank advances                         (3,486)       (18,093)
  Proceeds from exercise of stock options                                  21             41
  Purchase of treasury shares                                            (234)          (936)
  Dividends on common shares                                             (336)          (328)
                                                                     --------       --------
         Net cash provided by (used in) financing activities            1,795         (3,793)
                                                                     --------       --------

Net increase (decrease) in cash and cash equivalents                   (2,316)         5,331

Cash and cash equivalents at beginning of period                       13,216          9,340
                                                                     --------       --------

Cash and cash equivalents at end of period                           $ 10,900       $ 14,671
                                                                     ========       ========


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $    280       $    409
                                                                     ========       ========

    Interest on deposits and borrowings                              $  2,308       $  3,146
                                                                     ========       ========

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for
    sale, net of related tax effects                                 $     (7)      $    (46)
                                                                     ========       ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                     $    311       $    171
                                                                     ========       ========

  Transfers from mortgage loans to real estate acquired through
    foreclosure                                                      $    161       $     --
                                                                     ========       ========


                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2003 and 2002


1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2002. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 52,687 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2003 and 65,861 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2002. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:


                                                    For the nine months ended       For the three months ended
                                                            March 31,                        March 31,
                                                       2003           2002              2003           2002
     Weighted-average common shares
       outstanding (basic)                           1,154,705      1,190,945         1,160,221      1,173,400
     Dilutive effect of assumed exercise
       of stock options                                 25,918         20,210            26,431         24,527
                                                     ---------      ---------         ---------      ---------
     Weighted-average common shares
       outstanding (diluted)                         1,180,623      1,211,155         1,186,652      1,197,927
                                                     =========      =========         =========      =========


4.  Effects of Recent Accounting Pronouncements
    -------------------------------------------

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

                           8 FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2003 and 2002


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2002, without material effect on the Corporation's financial condition or results of operations.

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

The provisions of SFAS No. 147 related to unidentifiable intangible assets and the acquisition of a less-than-whole financial institution are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to impairment of long-term customer relationship assets are effective October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. Management adopted SFAS No. 147 effective October 1, 2002, without material effect on the Corporation's financial condition or results of operations.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting used for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2003, without material effect on the Corporation's financial condition or results of operations.

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2003 and 2002


4. Effects of Recent Accounting Pronouncements (continued)
   -------------------------------------------

In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN 45 requires a guarantor entity, at the inception of a guarantee covered by the measurement provisions of the interpretation, to record a liability for the fair value of the obligation undertaken in issuing the guarantee. The Corporation has financial letters of credit, which may require the Corporation to make payment if the customer's financial condition deteriorates, as defined in the agreements. FIN 45 requires the Corporation to record an initial liability generally equal to the fees received for these letters of credit when guaranteeing obligations. FIN 45 applies prospectively to letters of credit the Corporation issues or modifies subsequent to December 31, 2002.

The maximum potential undiscounted amount of future payments of these letters of credit as of March 31, 2003 are $78,000 and they expire through fiscal 2004. Amounts due under these letters of credit would be reduced by any proceeds that the Corporation would be able to obtain in liquidating the collateral for the loans, which varies depending on the customer.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation adopted the provisions of FIN 46 effective January 31, 2003 without material effect on its financial statements.

5. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of 145,475 shares of authorized but unissued shares of common stock.

The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized with respect to the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, then the Corporation's consolidated net earnings and earnings per share for the nine and three month periods ended March 31, 2003 and 2002, would have been reduced to the pro forma amounts indicated below:

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2003 and 2002


5. Stock Option Plan (continued)

                                              Nine months ended         Three months ended
                                                   March 31,                 March 31,
                                              2003          2002         2003          2002

Net earnings (In thousands)
  As reported                               $   722       $   934       $   279       $   250
  Stock-based compensation, net of tax           (8)          (10)           (3)           (2)
                                            -------       -------       -------       -------
  Pro-forma                                 $   714       $   924       $   276       $   248
                                            =======       =======       =======       =======

Earnings per share - Basic
  As reported                               $   .62       $   .78       $   .24       $   .21
  Stock-based compensation, net of tax           --          (.01)           --            --
                                            -------       -------       -------       -------
  Pro-forma                                 $   .62       $   .77       $   .24       $   .21
                                            =======       =======       =======       =======

Diluted
  As reported                               $   .61       $   .77           .24       $   .21
  Stock-based compensation, net of tax         (.01)         (.01)         (.01)           --
                                            -------       -------       -------       -------
  Pro-forma                                 $   .60       $   .76       $   .23       $   .21
                                            =======       =======       =======       =======


The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003, 2002 and 2001: dividend yield of 3.0%, 3.5% and 4.0%; expected volatility of 22.6%, 36.7% and 23.5%; a risk-free interest rate of 4.0%, 3.0% and 5.0% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of March 31, 2003 and June 30, 2002 and 2001, and changes during the periods then ended are presented below:

                                                 March 31,                                           June 30,
                                                   2003                      2002                      2001
                                                         Weighted-                  Weighted-                 Weighted-
                                                          average                    average                   average
                                                         exercise                   exercise                  exercise
                                           Shares          price      Shares          price     Shares          price

Outstanding at beginning of period        104,385       $    9.25    108,563       $    9.22    109,538       $    9.36
Granted                                     5,975           12.48      2,000           12.00      3,000            8.38
Exercised                                  (3,122)           9.18     (5,578)           9.14         --              --
Forfeited                                      --              --       (600)          14.59     (3,975)          12.43
                                          -------       ---------    -------       ---------    -------       ---------

Outstanding at end of period              107,238       $    9.43    104,385       $    9.25    108,563       $    9.22
                                          =======       =========    =======       =========    =======       =========

Options exercisable at period-end          88,483       $    9.22     90,604       $    9.21     73,612       $    9.14
                                          =======       =========    =======       =========    =======       =========
Weighted-average fair value of
  options granted during the period                     $    2.87                   $   3.59                  $    1.82
                                                        =========                  =========                  =========

The following information applies to options outstanding at March 31, 2003:

    Number outstanding                                                                                          107,238
    Range of exercise prices                                                                             $9.14 - $12.48
    Weighted-average exercise price                                                                               $9.43
    Weighted-average remaining contractual life in years                                                      4.7 years

                                       11

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2002 to March 31, 2003
------------------------------------------------------------------------------

The Corporation's total assets at March 31, 2003, amounted to $133.0 million, a $2.7 million, or 2.0%, increase over the total at June 30, 2002.

Cash and cash equivalents totaled $10.9 million at March 31, 2003, a decrease of $2.3 million, or 17.5%, from the total at June 30, 2002. Investment securities totaled $3.5 million at March 31, 2003, an increase of $1.5 million over June 30, 2002, which resulted from purchases of U.S. Government agency securities of $7.5 million, partially offset by calls of such securities totaling $6.0 million. Mortgage-backed securities totaled $1.7 million at March 31, 2003, a $1.5 million, or 47.4%, decrease compared to the total at June 30, 2002. This decrease resulted from principal repayments of $2.4 million, which were partially offset by purchases of mortgage-backed securities totaling $956,000.

Loans receivable, including loans held for sale, totaled $111.8 million at March 31, 2003, an increase of $4.8 million, or 4.5%, over the June 30, 2002 total. Loan disbursements during the period totaling $71.2 million were substantially offset by principal repayments of $35.8 million and loans sold in the secondary market of $30.3 million. During the nine-month period ended March 31, 2003, loan originations were comprised of $44.1 million of one- to four-family residential real estate loans, $15.7 million of commercial loans, $8.8 million of nonresidential real estate loans, $1.3 million of multi-family residential real estate loans and $1.3 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $829,000 at March 31, 2003, an increase of $116,000, or 16.3%, over the June 30, 2002 balance of $713,000, and represented ..73% and .66% of total loans at those respective dates. The Bank's nonperforming loans totaled $536,000 and $622,000 at March 31, 2003 and June 30, 2002,
respectively.   Nonperforming  loans  at  March  31,  2003,  were  comprised  of nonresidential real estate loans totaling $299,000, commercial loans totaling $231,000 and other loans totaling $6,000. Management believes that the Bank's nonperforming loans at March 31, 2003 are adequately collateralized and no loss is anticipated on such loans. Although management believes that the allowance for loan losses at March 31, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $101.4 million at March 31, 2003, a $5.8 million, or 6.1%, increase over total deposits at June 30, 2002. The increase in deposits was comprised primarily of accounts opened at the new Boulevard office location. The overall increase in deposits was comprised of $4.1 million in demand, transaction and passbook accounts and $1.7 million in certificates of deposit. FHLB advances totaled $14.1 million at March 31, 2003, a $3.5 million, or 19.9%, decrease from the June 30, 2002 total. During the nine-month period ended March 31, 2003, management elected to prepay such advances utilizing excess liquidity and proceeds from maturities of investment and mortgage-backed securities.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2002 to March 31, 2003
------------------------------------------------------------------------------
(continued)

Shareholders' equity totaled $16.9 million at March 31, 2003, an increase of $320,000, or 1.9%, over June 30, 2002. The increase was due primarily to net earnings of $722,000 and the effects of amortization of stock benefit plans totaling $154,000, which were partially offset by a purchase of treasury shares totaling $234,000 and dividends paid of $336,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at March 31, 2003, the Bank's regulatory capital was well in excess of such minimum capital requirements.


Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2003 and 2002
-----------------------
General
-------

The Corporation's net earnings totaled $279,000 for the three months ended March 31, 2003, an increase of $29,000, or 11.6%, over the net earnings of $250,000 recorded in the comparable period in 2002. The increase in net earnings resulted from an increase of $76,000 in other income, which was offset by a decrease of $11,000 in net interest income and increases of $19,000 in the provision for losses on loans, $5,000 in general, administrative and other expense and $12,000 in the provision for federal income taxes.

Net Interest Income

Total interest income decreased by $163,000, or 8.8%, to a total of $1.7 million for the three months ended March 31, 2003, compared to the three months ended March 31, 2002. Interest income on loans decreased by $179,000, or 10.1%, due primarily to a 77 basis point decrease in yield, which was partially offset by an increase of $2.1 million, or 1.9%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $12,000, or 33.3%, due primarily to a $2.3 million, or 56.8%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $28,000, or 68.3%, to a total of $69,000 for the three months ended March 31, 2003, due primarily to a $4.2 million, or 54.6%, increase in the average balance outstanding year to year.

Interest expense on deposits decreased by $123,000, or 18.1%, for the three months ended March 31, 2003, compared to the same quarter in 2002, due primarily to a 55 basis point decrease in the average cost of deposits, to 2.89% for the 2003 quarter, which was partially offset by a $940,000, or 1.0%, increase in the average balance of deposits outstanding year to year. Interest expense on FHLB advances decreased by $29,000, or 17.4%, due to a $5.7 million, or 28.9%, decrease in the average balance of advances outstanding. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to the overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $11,000, or 1.1%, for the three months ended March 31, 2003, compared to the same period in 2002. The interest rate spread amounted to 2.72% and 2.82%, and the net interest margin totaled 3.10% and 3.14% for the three-month periods ended March 31, 2003 and 2002, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002 (continued)
--------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. The Corporation recorded a provision for losses on loans totaling $32,000 during the three months ended March 31, 2003, an increase of $19,000 compared to the same period in 2002. The current quarter provision was predicated primarily upon growth in the portfolio of nonresidential real estate loans and consumer loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $223,000 for the three months ended March 31, 2003, an increase of $76,000, or 51.7%, over the 2002 total. The increase was due to an increase of $122,000 in gain on sale of loans year to year, which was partially offset by a decrease of $46,000, or 68.7%, in other operating income. The increase in gain on sale of loans was due primarily to the increase in sales volume year to year. The decrease in other operating income consisted primarily of an increase in the level of amortization of mortgage servicing rights, which was partially offset by increases in ATM fees and service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $764,000 for the three months ended March 31, 2003, an increase of $5,000, or .7%, compared to the same period in 2002. The increase in general, administrative and other expense includes increases of $18,000, or 22.8%, in occupancy and equipment and $45,000, or 22.7%, in other operating expense, which were partially offset by decreases of $22,000, or 6.7%, in employee compensation and benefits and $29,000, or 29.0%, in data processing. The increase in occupancy and equipment was due primarily to depreciation and other costs incurred in connection with the new Boulevard office which opened in July 2002. The increase in other operating expense was due primarily to increases in office supplies and other expenses associated with the opening of the new Boulevard office. The decrease in employee compensation and benefits was due primarily to a decrease in costs of the restricted stock benefit plan and an increase in deferred loan origination costs related to the increase in lending volume year to year, which were partially offset by the impact of additional staff for the new Boulevard office and normal merit increases.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $140,000 for the three months ended March 31, 2003, an increase of $12,000, or 9.4%, over the same period in 2002. The increase resulted primarily from a $41,000, or 10.8%, increase in earnings before taxes. The Corporation's effective tax rates were 33.4% and 33.9% for the three months ended March 31, 2003 and 2002, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
March 31, 2003 and 2002
-----------------------

General
-------

The Corporation's net earnings totaled $722,000 for the nine months ended March 31, 2003, a decrease of $212,000, or 22.7%, from the net earnings of $934,000 recorded in the comparable period in 2002. The decrease in net earnings resulted from a decrease of $286,000 in net interest income, and increases of $271,000 in general, administrative and other expense and $21,000 in the provision for losses on loans, which were partially offset by an increase of $260,000 in other income and a decrease of $106,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income decreased by $1.1 million, or 17.3%, to a total of $5.1 million for the nine months ended March 31, 2003, compared to the nine months ended March 31, 2002. Interest income on loans decreased by $921,000, or 16.0%, due primarily to a 107 basis point decrease in yield to 5.91% for the 2003 period, and a decrease of $897,000, or .8%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $242,000, or 73.6%, due primarily to a $6.2 million, or 71.2%, decrease in the average balance outstanding and a decrease in the average yield year to year. Interest income on investment securities and interest-bearing deposits increased by $84,000, or 58.3%, to a total of $228,000 for the nine months ended March 31, 2003, due primarily to a $7.4 million, or 76.7%, increase in the average balance outstanding, which was partially offset by a decrease in the average yield year to year.

Interest expense on deposits decreased by $608,000, or 24.7%, for the nine months ended March 31, 2003, compared to the same period in 2002, due primarily to a 172 basis point decrease in the average cost of deposits to 1.82% for the 2003 period, which was partially offset by a $2.5 million, or 2.7%, increase in the average balance of deposits outstanding year to year.

Interest expense on FHLB advances decreased by $185,000, or 29.4%, due to a $5.9 million, or 27.7%, decrease in the average balance of advances outstanding and a 128 basis point decrease in the average cost of advances. The decreases in the level of average yields on interest-earning assets and average cost of interest-bearing liabilities were due primarily to an overall decrease in interest rates in the economy.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $286,000, or 9.1%, for the nine months ended March 31, 2003, compared to the same period in 2002. The interest rate spread amounted to 3.40% for the nine-month period ended March 31, 2003, compared to 2.86% for the same period in 2002. The net interest margin totaled 3.67% and 3.26% for the nine-month periods ended March 31, 2003 and 2002, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a provision for losses on loans totaling $131,000 during the nine months ended March 31, 2003, an increase of $21,000, or 19.1%, compared to the same period in 2002. The current period provision was predicated primarily upon growth in the portfolio of loans secured by nonresidential real estate and consumer loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Nine-Month  Periods Ended March 31, 2003
--------------------------------------------------------------------------------
and 2002 (continued)
--------

Other Income
------------

Other income totaled $698,000 for the nine months ended March 31, 2003, an increase of $260,000, or 59.4%, over the 2002 total. The increase was due to a $402,000 increase in gain on sale of loans year to year, which was partially offset by a $67,000 gain on sale of mortgage-backed securities in the 2002 period and a decrease of $75,000, or 39.7%, in other operating income. The increase in gain on sale of loans was due primarily to a $13.7 million, or 82.6%, increase in sales volume year to year. The decrease in other operating income consisted primarily of an $111,000 increase in amortization of mortgage servicing rights, which was partially offset by an increase in service fees on loan and deposit accounts year to year.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.3 million for the nine months ended March 31, 2003, an increase of $271,000, or 13.3%, compared to the same period in 2002. The increase in general, administrative and other expense includes increases of $11,000, or 1.2%, in employee compensation and benefits, $76,000, or 39.0%, in occupancy and equipment and $218,000, or 37.6%, in other operating expense, which were partially offset by a $34,000 decrease in data processing expense. The increase in employee compensation and benefits was due primarily to the impact of additional staff for the new Boulevard office which opened in July 2002 and normal merit increases, which were partially offset by a decrease in costs related to the restricted stock benefit plan and an increase in deferred loan origination costs related to the increase in lending volume year to year. The increase in occupancy and equipment was due primarily to depreciation and other costs incurred in connection with the Boulevard office. The increase in other operating expense was due primarily to increases in advertising, office supplies and other expenses associated with the opening of the new Boulevard office.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $372,000 for the nine months ended March 31, 2003, a decrease of $106,000, or 22.2%, from the same period in 2002. The decrease resulted primarily from a $318,000, or 22.5%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.0% and 33.9% for the nine months ended March 31, 2003 and 2002, respectively.


Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

There has been no material change in the Corporation's market risk since the Corporation's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2002.

ITEM 3:  Controls and Procedures
         -----------------------

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

                            FFD Financial Corporation

                                     PART II


ITEM 1.    Legal Proceedings
           -----------------

           Not applicable

ITEM 2.    Changes in Securities and Use of Proceeds
           -----------------------------------------

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

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   FFD FINANCIAL CORPORATION



Date:  May 14, 2003                By:    /s/ Trent B. Troyer
     ----------------                -------------------------------------------
                                          Trent B. Troyer
                                          President and Chief Executive Officer



Date:  May 14, 2003                By:    /s/ Robert R. Gerber
     ----------------                -------------------------------------------
                                          Robert R. Gerber
                                          Chief Financial Officer

                            FFD Financial Corporation

                                   SIGNATURES
                                   ----------


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     FFD FINANCIAL CORPORATION




Date:  May 14, 2003                  By:  /s/Trent B. Troyer
     ----------------                -------------------------------------------
                                     Trent B. Troyer
                                     President and Chief Executive Officer





Date:  May 14, 2003                  By:  /s/Robert R. Gerber
     ----------------                -------------------------------------------
                                     Robert R. Gerber
                                     Chief Financial Officer

                                  CERTIFICATION
                                  -------------

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



Date:  May 14, 2003                  /s/Trent B. Troyer
     ----------------                -------------------------------------------
                                     Trent B. Troyer
                                     President and Chief Executive Officer

                                  CERTIFICATION
                                  -------------

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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

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



Date:   May 14, 2003       /s/Robert R. Gerber
     ----------------      -------------------------------------------
                           Robert R. Gerber
                           Vice President, Treasurer and Chief Financial Officer