Form 10-K
period 2003-03-31
FFD FINANCIAL CORP/OH
filed 2003-09-29
CIK 1006177

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2003

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
                 (Name of small business issuer in its charter)

                   Ohio                                  34-1921148
      (State or other jurisdiction of                 (I.R.S. Employer
       incorporation or organization)               Identification Number)

                   321 North Wooster Avenue, Dover, Ohio 44622
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777

         Securities registered under Section 12(b) of the Exchange Act:

               None                                      None
       (Title of each class)                    (Name of each exchange
                                                 on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for the fiscal year ended June 30, 2003, were $7.8 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $14.8 million on September 22, 2003.

      1,212,997 of the issuer's common shares were issued and outstanding on September 22, 2003.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Part II of Form 10-KSB - Portions of the Annual Report to Shareholders
                    for the fiscal year ended June 30, 2003.

            Part III of Form 10-KSB - Portions of the Proxy Statement
                  for the 2003 Annual Meeting of Shareholders.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Item 1. Description of Business

General

      FFD Financial Corporation ("FFD"), an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the issued and outstanding common shares of First Federal Community Bank, a federal savings bank ("First Federal"). FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank in April 1996 (the "Conversion").

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter, at which time the name "First Federal Savings Bank of Dover" was adopted. In August 2001 First Federal adopted its present name.

      FFD is subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") and the United States Securities and Exchange Commission (the "SEC"). First Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC") and is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati. The deposits of First Federal are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

      First Federal's business involves attracting deposits from individual and business customers and using such deposits to originate loans to individuals and businesses in its market area consisting of Tuscarawas and contiguous counties in Ohio. First Federal provides deposit products including checking, savings, money market, and individual retirement accounts as well as certificates of deposit. Additionally, First Federal provides access to its products and services via the Internet at www.onlinefirstfed.com. First Federal originates residential and home equity loans, construction loans, nonresidential real estate loans, business loans, and consumer loans. Loan funds are obtained primarily from deposits and loan repayments. First Federal obtains advances from the FHLB of Cincinnati when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

      Interest on loans, mortgage-backed securities and investments is First Federal's primary source of income. First Federal's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on First Federal's net interest income, which is the difference between interest earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. Like most thrift institutions, First Federal's interest income and interest expense are significantly affected by general economic conditions and by the policies of various regulatory authorities.

Lending Activities

      General. First Federal's principal lending activities are the origination of real estate loans secured by one- to four-family residential properties, nonresidential real estate loans, and business loans in First Federal's primary market area. First Federal also originates loans secured by multifamily properties containing five units or more, construction loans, and various types of consumer loans.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                                At June 30,
                                     --------------------------------------------------------------------
                                             2003                    2002                    2001
                                     --------------------    --------------------    --------------------
                                                 Percent                 Percent                 Percent
                                                 of total                of total                of total
                                      Amount      loans       Amount      loans       Amount      loans
                                     --------    --------    --------    --------    --------    --------
                                                      (Dollars in thousands)
One- to four-family (1)              $ 62,396      53.0%     $ 64,560      59.9%     $ 67,643      62.1%
Multifamily                             4,905       4.2         5,354       5.0         7,603       7.0
Nonresidential and land (1)            28,488      24.2        24,917      23.1        24,645      22.6
Commercial - secured                   19,002      16.1        10,818      10.1         6,939       6.4
Commercial - unsecured                    452       0.4           448       0.4           471       0.4
Consumer                                2,352       2.0         1,604       1.5         1,623       1.5
 Deferred loan origination costs          121       0.1            --        --             1        --
                                     --------     -----      --------     -----      --------     -----
   Total loans                        117,716     100.0%      107,701     100.0%      108,925     100.0%
                                     ========     =====      ========     =====      ========     =====
Less:
Undisbursed portion of loans in
  process                               2,699                     269                   1,134
Deferred loan origination fees             --                       1                      --
Allowance for loan losses                 818                     713                     564
                                     --------                --------                --------
   Loans receivable, net             $114,199                $106,718                $107,227
                                     ========                ========                ========

(1)   Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2003, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                                                                                     Due 11-or
                                  Due during the year ending    Due 4-5    Due 6-10    more
                                            June 30,             years      years      years
                                 ---------------------------     after      after      after
                                   2004      2005      2006     6/30/03    6/30/03    6/30/03      Total
                                 -------    ------    ------    -------    --------  ---------   --------
                                                             (In thousands)

Residential real estate(1)(2)    $ 9,596    $2,998    $3,167    $ 6,882    $20,909    $23,805    $ 67,357
Nonresidential and land(2)         2,719     2,230     2,352      5,092     15,352        773      28,518
Commercial loans(2)                5,145     3,490     3,679      7,173         --         --      19,487
Consumer loans(2)                    614       619       661        460         --         --       2,354
                                 -------    ------    ------    -------    -------    -------    --------
   Total loans                   $18,074    $9,337    $9,859    $19,607    $36,261    $24,578    $117,716
                                 =======    ======    ======    =======    =======    =======    ========

----------
(1)   Includes one- to four-family and multifamily loans.

(2)   Includes applicable deferred loan origination costs.

      The following table sets forth the dollar amount of all loans due after June 30, 2004, which have fixed interest rates and which have floating or adjustable interest rates:

                                                Due after June 30, 2004
                                                -----------------------
                                                    (In thousands)
Fixed rate of interest                                 $17,603
Adjustable rate of interest                             82,039
                                                       -------
                                                       $99,642
                                                       =======

      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County, Ohio. First Federal also originates home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $62.4 million, or 53.0% of total loans, at June 30, 2003.

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

      First Federal originates fixed-rate loans with terms of up to 30 years, although the majority of First Federal's fixed-rate loans are sold in the secondary market.

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

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Basic home equity lines of credit typically do not exceed an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Premier lines of credit to certain high net worth borrowers are made for amounts which may exceed the estimated value of the real estate. Home equity loans are secured by a mortgage on the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2003, First Federal's total one- to four-family residential real estate loan portfolio included $13.8 million in home equity loans. First Federal had three nonperforming loans one- to four-family residential real estate loans in the amount of $108,000.

      Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

      Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations and partnerships. At June 30, 2003, First Federal had one impaired and nonperforming multifamily residential real estate in the amount of $232,000.

      At June 30, 2003, loans secured by multifamily properties totaled approximately $4.9 million, or 4.2% of total loans.

      Construction Loans. First Federal makes loans for the construction of residential and non-residential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms from 15 to 30 years. Construction loans originated by First Federal are primarily made to owner-occupants for the construction of single-family homes by a general contractor, construction loans to developers for the construction of single-family homes, and construction loans for the construction of non-residential real estate.

      Construction loans generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

      At June 30, 2003, a total of $3.4 million, or approximately 2.9%, of First Federal's total loans, consisted of construction loans.

      Nonresidential Real Estate and Land Loans. First Federal makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 15 years and a maximum LTV of 80%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 89%.

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If, for example, leases are not obtained or renewed, the cash flow on the property may be reduced and the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property and appraisals supporting the property's valuation. At June 30, 2003, First Federal had five impaired nonresidential real estate and land loans in the amount of $930,000, of which two were nonperforming in the amount of $260,000.

      At June 30, 2003, First Federal had a total of $28.5 million, or 24.2% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which an association may make to 400% of its capital. At June 30, 2003, First Federal's nonresidential mortgage loans totaled 181.2% of First Federal's capital.

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

      Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions. At June 30, 2003, First Federal had 16 impaired commercial loans in the amount of $1.09 million, of which three were nonperforming in the amount of $209,000.

      At June 30, 2003, First Federal had approximately $19.5 million, or 16.5% of total loans, invested in commercial loans. OTS regulations limit the amount of commercial loans that FFD may invest in to 20% of the FFD's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2003, FFD was in compliance with this restriction.

      Consumer Loans. First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts and motor vehicles. Consumer loans are made at fixed or adjustable rates of interest. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years. Consumer loans may entail greater credit risk than residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although First Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase in the future. First Federal had three nonperforming consumer loans in the amount of $8,000.

      At June 30, 2003, First Federal had approximately $2.4 million, or 2.0% of its total loans, invested in consumer loans.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper, television, and radio advertisements, solicitations by First Federal's lending staff and walk-in customers.

      Loan applications for real estate loans are taken by First Federal's loan personnel. First Federal typically obtains a credit report, verification of income and other documentation concerning the creditworthiness of the borrower. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. For construction loans, an appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with First Federal's underwriting guidelines.

      Under First Federal's current loan guidelines, if a real estate loan application is approved, First Federal usually obtains title insurance on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney's opinion for single-family loans. First Federal requires borrowers to carry satisfactory fire and casualty insurance and, if applicable, flood insurance and to name First Federal as an insured mortgagee.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"). When a mortgage loan is sold, First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2003, First Federal sold approximately $41.7 million in loans to the FHLMC and $2.5 million in loans to other financial institutions.

      The following table presents the activity in First Federal's loan portfolio, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions, but no loans were purchased during the periods presented.

                                                      Year ended June 30,
                                               --------------------------------
                                                 2003        2002        2001
                                               --------    --------    --------
                                                        (In thousands)
Loans originated:
   One- to four-family                         $ 55,037    $ 28,847    $ 17,510
   Construction                                   4,706       1,288         902
   Nonresidential and land                       11,787      16,587          42
   Commercial                                    21,438       3,915      24,660
   Consumer                                       1,702         533       1,630
                                               --------    --------    --------
     Total loans originated                      94,670      51,170      44,744

Principal repayments                             41,319      32,238      30,639
Loans sold                                       44,172      19,210       9,257
Decrease in other items, net (1)                   (268)       (134)       (320)
                                               --------    --------    --------
Net increase (decrease) in loans receivable    $  8,911    $   (412)   $  4,528
                                               ========    ========    ========

----------
(1) Other items consist of amortization of deferred loan origination fees, the provision for losses on loans, transfers to real estate acquired through foreclosure, and the recognition and amortization of mortgage servicing rights.

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

      Based on the 15% limit, First Federal was able to lend approximately $2.5 million to one borrower at June 30, 2003. The largest amount First Federal had outstanding to one borrower at June 30, 2003, was $2.1 million.

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

      Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure or collection proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing delinquencies.

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had one REO property totaling $161,000 at June 30, 2003.

      The following table reflects the amount of loans in a delinquent status as of the dates indicated:

                               June 30, 2003               June 30, 2002               June 30, 2001
                         --------------------------  --------------------------  --------------------------
                                           Percent                     Percent                     Percent
                                           of total                    of total                    of total
                         Number   Amount    loans    Number   Amount    loans    Number   Amount    loans
                         ------   ------   --------  ------   ------   --------  ------   ------   --------
                                                       (Dollars in thousands)
Loans delinquent for:
   30 - 59 days            11     $  636     0.53%     13     $1,247     1.15%      5     $  754     0.69%
   60 - 89 days             7        313     0.26%     13        904     0.84%      7        177     0.16%
   90 days and over        12        808     0.68%      9        622     0.58%      1        105     0.10%
                           --     ------     ----      --     ------     ----      --     ------     ----
Total delinquent loans     30     $1,757     1.47%     35     $2,773     2.57%     13     $1,036     0.95%
                           ==     ======     ====      ==     ======     ====      ==     ======     ====

      Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal ceases to accrue interest on real estate loans that are delinquent 90 days or more. The accrual of interest may stop before a loan is 90 days delinquent if, in the opinion of management, the collateral value is not adequate to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when, in the judgment of management, the collection of interest contractually past due is unlikely.

      The following table sets forth information with respect to First Federal's nonaccruing, impaired and nonperforming loans and nonperforming assets at the dates indicated.

                                                          At June 30,
                                                -------------------------------
                                                  2003        2002        2001
                                                -------     -------     -------
                                                     (Dollars in thousands)

Impaired and nonperforming loans                $   692     $    38     $    --
Impaired and performing loans                     1,552         421          --
                                                -------     -------     -------

   Total impaired loans                           2,244         459          --

Other nonperforming loans                           116         584         105
                                                -------     -------     -------

   Total nonperforming and impaired loans         2,360       1,043         105

Real estate acquired through foreclosure            161          --          --
                                                -------     -------     -------

   Total nonperforming and impaired assets      $ 2,521     $ 1,043     $   105
                                                =======     =======     =======

Total nonperforming and impaired loans as a
   percent of total loans                          1.98%       0.97%       0.10%

Allowance for loan losses as a percent of
   nonperforming and impaired loans               36.45%     114.63%     537.14%

Total nonperforming and impaired assets to
   total assets                                    1.85%       0.80%       0.08%

      For the year ended June 30, 2003, interest income of $45,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. No interest income was recorded on such loans during the year.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified loss or charge off such amount. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2003, First Federal had $4.3 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                                              At June 30,
                                                      --------------------------
                                                      2003       2002       2001
                                                      ----       ----       ----
                                                          (In thousands)
Classified assets:
  Substandard                                         $431         --         --
  Doubtful                                             552         --         --
                                                      ----       ----       ----
  Total                                               $983       $ --       $ --
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

      Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, loan charge-offs, current and anticipated economic conditions in the primary lending area, past loss experience and possible losses arising from specific problem assets.

      The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's lending area of Tuscarawas County, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a historically low charge-off rate. Substantially all of First Federal's other real estate loans are also secured by properties in First Federal's lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years.

      Nonresidential real estate loans and commercial loans are generally deemed to entail significantly greater risk than residential real estate loans. The repayment of such loans is typically dependent on the income stream and successful operation of the business, which can be affected by economic conditions.

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

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                       Year ended June 30,
                                                   ---------------------------
                                                    2003       2002       2001
                                                   -----      -----      -----
                                                     (Dollars in thousands)
Balance at beginning of period                     $ 713      $ 564      $ 375
Charge-offs                                          (26)        (1)       (12)
Provision for losses on loans                        131        150        201
                                                   -----      -----      -----

Balance at end of period                           $ 818      $ 713      $ 564
                                                   =====      =====      =====

Ratio of net charge-offs to average loans
   outstanding during the period                    0.02%        --%      0.01%
Ratio of allowance for loan losses to total
   loans                                            0.68%      0.66%      0.52%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                       At June 30,
                          ----------------------------------------------------------------------
                                   2003                   2002                     2001
                          ----------------------  ---------------------   ----------------------
                                    Percent of             Percent of               Percent of
                                   loans in each          loans in each            loans in each
                                    category to            category to              category to
                          Amount    total loans   Amount   total loans    Amount    total loans
                          ------   -------------  ------  -------------   ------   -------------
                                                  (Dollars in thousands)
Balance at year end
applicable to:
   Real estate loans       $489        81.5%       $255        88.0%       $403        91.7%
   Commercial loans         300        16.5         396        10.5         122         6.8
   Consumer loans            29         2.0          62         1.5          39         1.5
   Unallocated               --          --          --          --          --          --
                           ----       -----        ----       -----        ----       -----
     Total                 $818       100.0%       $713       100.0%       $564       100.0%
                           ====       =====        ====       =====        ====       =====

      Because the loan loss allowance is based on estimates, it is monitored quarterly and adjusted as necessary to provide an adequate allowance.

Investment Activities

      First Federal is permitted to make investments in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and other investments permitted by federal regulations.

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

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                         At June 30,
                                         2003                               2002                                 2001
                           --------------------------------  ----------------------------------   ---------------------------------
                           Amortized  % of    Market  % of   Amortized  % of     Market   % of    Amortized  % of    Market   % of
                             cost     total   Value   total    cost     total    value    total     cost     total   value    total
                           ---------  -----   ------  -----  ---------  -----    ------   -----   ---------  -----   -------  -----
                                                                          (Dollars in thousands)
Investment securities
designated as available
for sale:
  U.S. Government and
     agency obligations      $1,501    50.5%  $1,502   49.7%   $2,038    39.4%   $2,047    39.0%   $ 1,000     8.0%  $ 1,000    7.9%
                             ------   -----   ------  -----    ------   -----    ------   -----    -------   -----   -------  -----

Mortgage-backed securities
   designated as held to
   maturity                     651    21.9      687   22.8     1,606    31.0     1,648    31.4      3,721    29.9     3,804   30.2

Mortgage-backed securities
   designated as available
   for sale                     820    27.6      832   27.5     1,531    29.6     1,551    29.6      7,715    62.1     7,799   61.9
                             ------   -----   ------  -----    ------   -----    ------   -----    -------   -----   -------  -----

Total mortgage-backed
   securities                 1,471    49.5    1,519   50.3     3,137    60.6     3,199    61.0     11,436    92.0    11,603   92.1
                             ------   -----   ------  -----    ------   -----    ------   -----    -------   -----   -------  -----
Total investment securities
   and mortgage-backed
   securities                $2,972   100.0%  $3,021  100.0%   $5,175   100.0%   $5,246   100.0%   $12,436   100.0%  $12,603  100.0%
                             ======   =====   ======  =====    ======   =====    ======   =====    =======   =====   =======  =====

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2003, are indicated in the following table:

                                         After one through      After five            After ten
                     Less than one year      five years      through ten years          years                      Total
                     ------------------  ------------------  ------------------  ------------------   ------------------------------
                                                                                                                           Weighted-
                     Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average   Amortized    Market   average
                       Cost      yield     cost      yield     cost      yield     cost      yield       cost      value     yield
                     ---------  -------  ---------  -------  ---------  -------  ---------  -------   ---------    ------  ---------
                                                                                       (Dollars in thousands)
U.S. Government and
  agency obligations    $ --       --%     $ --        --%    $1,000     3.00%    $  501     6.19%(1)   $1,501     $1,502    4.06%
Mortgage-backed
  securities              --       --       102      7.25        191     9.23      1,178     4.80        1,471      1,519    5.55
                        ----     ----      ----      ----     ------     ----     ------     ----       ------     ------    ----
                        $ --       --%     $102      7.25%    $1,191     4.00%    $1,679     5.21%      $2,972     $3,021    4.80%
                        ====     ====      ====      ====     ======     ====     ======     ====       ======     ======    ====

----------
(1)   Subject to call on July 10, 2003 with a yield to call of 3.03%.

Deposits and Borrowings

      Deposits. Deposits have traditionally been the primary source of First Federal's funds for use in lending and other investment activities. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, passbook savings accounts, individual retirement accounts ("IRAs") and term certificate accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the management of First Federal based on First Federal's liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits.

      At June 30, 2003, First Federal's certificates of deposit totaled $51.3 million, or 49.1% of total deposits. Of such amount, approximately $24.0 million in certificates of deposit mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                  At June 30,
                                          -------------------------------------------------------------
                                                 2003                 2002                  2001
                                          ------------------   ------------------    ------------------
                                                    Percent              Percent               Percent
                                                    of total             of total              of total
                                          Amount    deposits   Amount    deposits    Amount    deposits
                                          ------    --------   ------    --------    ------    --------
                                                             (Dollars in thousands)

Transaction accounts:
  Demand deposit accounts                $  7,867      7.5%    $ 4,908      5.1%     $ 3,487      3.8%
  NOW and money market accounts (1)        12,981     12.5      11,343     11.9        9,995     11.0
  Passbook savings accounts (2)            32,229     30.9      29,623     31.0       26,467     29.1
                                         --------    -----     -------    -----      -------    -----

  Total transaction accounts               53,077     50.9      45,874     48.0       39,949     43.9

Certificates of deposit:
      .50 - 1.00%                             429       .4          --       --           --       --
   1.01 - 2.00%                            11,571     11.1       2,871      3.0           --       --
   2.01 - 4.00%                            18,895     18.1      23,816     24.9        2,013      2.2
   4.01 - 6.00%                            18,726     17.9      14,473     15.2       21,071     23.2
   6.01 - 8.00%                             1,653      1.6       8,508      8.9       27,985     30.7
                                         --------    -----     -------    -----      -------    -----
     Total certificates of deposit (3)     51,274     49.1      49,668     52.0       51,069     56.1
                                         --------    -----     -------    -----      -------    -----

     Total deposits                      $104,351    100.0%    $95,542    100.0%     $91,018    100.0%
                                         ========    =====     =======    =====      =======    =====

----------
(1) The weighted-average interest rates on NOW and money market accounts were 0.20% at June 30, 2003, 0.35% at June 30, 2002 and 0.25% at June 30, 2001.

(2) The weighted-average interest rates on passbook accounts were 0.83% at June 30, 2003, 1.59% at June 30, 2002 and 3.34% at June 30, 2001.

(3) The weighted-average rates on all certificates of deposit were 3.43% at June 30, 2003, 3.93% at June 30, 2002 and 6.05% at June 30, 2001.

      The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2003:

                                   Amount Due
                                   ----------
                                       Over        Over
                          Up to     1 year to   2 years to    Over
Rate                     One year    2 years     3 years     3 years      Total
----                     --------   ---------   ----------   -------     -------
                                              (In thousands)
0.50 - 1.00%             $   410     $    19     $    --     $    --     $   429
1.01 - 2.00%               9,654       1,917          --          --      11,571
2.01 - 4.00%               8,516       7,731       2,544         104      18,895
4.01 - 6.00%               3,790       4,856       8,248       1,832      18,726
6.01 - 8.00%               1,653          --          --          --       1,653
                         -------     -------     -------     -------     -------

  Total                  $24,023     $14,523     $10,792     $ 1,936     $51,274
                         =======     =======     =======     =======     =======

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2003:

Maturity                                                        Amount
--------                                                        ------
                                                            (In thousands)
Three months or less                                            $  877
Over 3 months to 6 months                                          100
Over 6 months to 12 months                                       3,338
Over 12 months                                                   5,277
                                                                ------
   Total                                                        $9,592
                                                                ======

      The following table sets forth First Federal's deposit account balance activity for the periods indicated:

                                                  Year ended June 30,
                                       ---------------------------------------
                                          2003           2002           2001
                                       ---------      ---------      ---------
                                                (Dollars in thousands)
Beginning balance                      $  95,542      $  91,018      $  77,987

Deposits                                 701,797        540,187        414,186
Withdrawals                             (694,954)      (538,233)      (404,244)
                                       ---------      ---------      ---------
Net increase in deposits before
   interest credited                       6,843          1,954          9,942
Interest credited                          1,966          2,570          3,089
                                       ---------      ---------      ---------

Ending balance                         $ 104,351      $  95,542      $  91,018
                                       =========      =========      =========

Net increase                           $   8,809      $   4,524      $  13,031
                                       =========      =========      =========
Percent increase                             9.2%           5.0%          16.7%
                                       =========      =========      =========

      Borrowings. First Federal's other sources of funds include advances from the FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complies with this requirement with an investment in stock of the FHLB of Cincinnati of $2.0 million at June 30, 2003.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2003, First Federal had $13.9 million outstanding in advances from the FHLB. First Federal had no other borrowings during the last three fiscal years.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                         At June 30,
                                              ---------------------------------
                                                2003         2002         2001
                                              -------      -------      -------
                                                    (Dollars in thousands)
FHLB advances                                 $13,891      $17,553      $24,732
Weighted-average interest rate of
   FHLB advances                                 3.95%        3.67%        4.78%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                                     Year ended June 30,
                                              ---------------------------------
                                                2003         2002         2001
                                              -------      -------      -------
                                                    (Dollars in thousands)

Maximum balance                               $17,553      $25,667      $29,903
Average balance                               $15,066      $20,548      $26,094
Weighted-average interest rate                   3.87%        3.77%        6.01%

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

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 2003, was approximately $15,025.

Personnel

      At June 30, 2003, First Federal had 41 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

                                   REGULATION

General

      As a savings and loan holding company, FFD is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS concerning its activities and financial condition. In addition, as an Ohio corporation, FFD is subject to provisions of the Ohio Revised Code applicable to corporations generally.

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

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. First Federal exceeded these requirements with tangible capital of 11.5%, core capital of 11.5% and risk-based capital of 18.4% at June 30, 2003.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory or discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at June 30, 2003, met the standards for the highest category, a "well-capitalized" institution.

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

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Capital distributions include, without limitation, payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be submitted to and approved by the OTS by a subsidiary of a savings and loan holding company (i) if the proposed distribution would cause total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2003, First Federal qualified as a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2003.

      All transactions between savings associations and their affiliates must comport with Sections 23A and 23B of the Federal Reserve Act ("FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of securities issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2003.

Federal Deposit Insurance Corporation

      The FDIC is an independent federal agency that insures the deposits of federally insured banks and thrifts, up to prescribed statutory limits, and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the Bank Insurance Fund ("BIF") for commercial banks and state savings banks and the SAIF for savings associations. First Federal is a member of the SAIF and its deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions against insured savings associations if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $42.1 million (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts in excess of $42.1 million. At June 30, 2003, First Federal was in compliance with its reserve requirements.

Holding Company Regulation

      As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of FFD and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2003, First Federal qualified as a QTL.

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

Regulation of Acquisitions of Control of FFD and First Federal

      In addition to the Ohio law limitations on the merger and acquisition of FFD, federal limitations generally require regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors are in place. If the acquisition of control is by a company, the acquiror must obtain approval, rather than give notice, of the acquisition. In addition, OTS approval must be obtained for any merger involving either FFD or First Federal.

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

      Control Share Acquisition Statute. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of voting securities which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding voting securities of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (a) the holders of at least a majority of the outstanding voting shares of such corporation represented at a meeting at which a quorum is present, and (b) a majority of the portion of the outstanding voting shares represented at such a meeting excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation. The Control Share Acquisition Statute was intended, in part, to protect shareholders of Ohio corporations from coercive tender offers.

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

      Sarbanes-Oxley Act of 2002. On July 30, 2002, President Bush signed into law the Sarbanes-Oxley Act of 2002 (the "Sarbanes-Oxley Act"). The Sarbanes-Oxley Act represents a comprehensive revision of laws affecting corporate governance, accounting obligations and corporate reporting. The Sarbanes-Oxley Act is applicable to all companies with equity securities required to file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act establishes, among other things: (i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits; (iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because FFD's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

Federal Taxation

      FFD and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and First Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative minimum tax for certain "small corporations" for tax years beginning after December 31, 1997, but First Federal does not qualify as a small corporation exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2003, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.6 million. First Federal believes it had approximately $8.4 million of accumulated earnings and profits for tax purposes as of June 30, 2003, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A-8 and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The tax returns of First Federal have been audited or closed without audit through 1999. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

Ohio Taxation

      FFD is subject to the Ohio corporation franchise tax, which, as applied to FFD, is a tax measured by both net earnings and net worth. The rate of tax is the greater of (i) 5.1% on the first $50,000 of computed Ohio taxable income and 8.5% of computed Ohio taxable income in excess of $50,000 or (ii) 0.4% of taxable net worth.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD has made such an election for fiscal 2003.

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the taxable book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

                          CRITICAL ACCOUNTING POLICIES

      General. The preparation of consolidated financial statements under accounting principles generally accepted in the United States of America ("US GAAP") requires FFD to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Several factors are considered in determining whether or not a policy is critical in the preparation of financial statements. These factors include, among other things, whether the estimates are significant to the financial statements, the nature of the estimates, the ability to readily validate the estimates with other information, and sensitivity of the estimates to changes in economic conditions and whether alternative accounting methods may be utilized under US GAAP. Management has discussed the development and the selection of critical accounting policies with FFD's audit committee.

      Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses and the valuation of mortgage servicing assets. Actual results could differ from those estimates.

      Management has discussed the development and selection of the following critical accounting estimates with the audit committee of the board of directors and the audit committee has reviewed FFD's disclosures relating to them in this Annual Report on Form 10-KSB.

      Allowance for Loan Losses. FFD has developed policies and procedures for assessing the adequacy of the allowance for loan losses that reflect the evaluation of credit risk after careful consideration of all information available. In developing this assessment, management must rely on estimates and exercise judgment regarding matters where the ultimate outcome is unknown, such as economic factors, developments affecting companies in specific industries and issues with respect to single borrowers. Depending on changes in circumstances, future assessments of credit risk may yield materially different results, which may require an increase or a decrease in the allowance for loan losses.

      The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions. Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

      While FFD strives to reflect all known risk factors in its evaluations, judgment errors may occur. If different assumptions or conditions were to prevail, the amount and timing of loan losses could be materially different.

      The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses inherent in the loan portfolio. Management's evaluation of the adequacy of the allowance is an estimate based on management's current judgment about the credit quality of the loan portfolio.

      Mortgage Servicing Assets. Mortgage servicing assets are recognized as separate assets when loans are sold with servicing retained. A pooling methodology to the servicing valuation, in which loans with similar characteristics were "pooled" together, is applied for valuation purposes. Once pooled, each grouping of loans is evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from the portfolio. Earnings are projected from a variety of sources including loan service fees, interest earned on float, net interest earned on escrow balances, miscellaneous income and costs to service the loans. The present value of future earnings is the estimated market value for the pool. Events that may significantly affect the estimates used are changes in interest rates and the related impact on mortgage loan prepayment speeds and the payment performance of the underlying loans. If the fair value is less than carrying value, impairment is recognized through a valuation allowance for each impaired pool.

Item 2. Description of Property

      The following table sets forth certain information at June 30, 2003, regarding the properties on which the main office and branch offices of First Federal are located:

                                          Owned         Date           Net
 Location                               or leased     acquired    book value(1)
 --------                               ---------     --------    -------------
                                                                  (In thousands)
 321 North Wooster Avenue
 Dover, Ohio  44622                       Owned         1/96           $553

 224 West High Avenue
 New Philadelphia, OH  44663              Owned         11/97          $330

 902 Boulevard
 Dover, Ohio  44622                       Owned         12/01          $807

----------
(1) At June 30, 2003, First Federal's office premises and equipment had a total net book value of approximately $2.1 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.

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

Item 5. Market for Common Equity and Related Stockholder Matters

            The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2003 (the "Annual Report"), under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

Item 6. Management's Discussion and Analysis or Plan of Operation

            The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7. Financial Statements

            The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated August 21, 2003, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The information contained in the definitive Proxy Statement for the 2003 Annual Meeting of Shareholders of FFD (the "Proxy Statement") under the captions "Board of Directors," "Executive Officers," "Ownership of FFD Stock" and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

Item 10. Executive Compensation

            The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

            The information contained in the Proxy Statement under the caption "Ownership of FFD Stock," "The Directors Plan" and "Equity Compensation Plan Information" is incorporated herein by reference.

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

(a)   Exhibits

      3           Articles of Incorporation and Code of Regulations

      10.1        FFD Financial Corporation 1996 Stock Option and Incentive Plan

      10.2 First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement

      10.3 FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors

      13 2003 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

      20          Proxy Statement for 2003 Annual Meeting of Shareholders

      21          Subsidiaries of FFD Financial Corporation

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On April 25, 2003, FFD filed a Form 8-K to report the issuance of a press release regarding its earnings for the quarter ended March 31, 2003.

Item 14. Controls and Procedures

            The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of FFD's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FFD's disclosure controls and procedures are effective. There were no changes in FFD's internal controls which materially affected, or are reasonably likely to materially affect, FFD's internal controls over financial reporting.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        FFD FINANCIAL CORPORATION


                                        By: /s/ Trent B. Troyer
                                           --------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer

                                        Date: September 29, 2003

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Stephen G. Clinton
----------------------------------         ---------------------------------
Stephen G. Clinton                         Roy O. Mitchell, Jr.
Director                                   Director

Date:  September 29, 2003                  Date:  September 29, 2003


/s/ J. Richard Gray                        /s/ Robert D. Sensel
----------------------------------         --------------------
J. Richard Gray                            Robert D. Sensel
Director                                   Director

Date:  September 29, 2003                  Date:  September 29, 2003


/s/ Leonard L. Gundy                       /s/ Enos L. Loader
----------------------------------         ------------------
Leonard L. Gundy                           Enos L. Loader
Director                                   Director

Date:  September 29, 2003                  Date:  September 29, 2003


/s/ Robert R. Gerber                       /s/ Trent B. Troyer
----------------------------------         -------------------
Robert R. Gerber                           Trent B. Troyer
Vice President, Chief Financial            President and Chief Executive Officer
Officer and Treasurer (Principal           (Principal Executive Officer)
Financial Officer and Principal
Accounting Officer)

Date:  September 29, 2003                  Date:  September 29, 2003

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER     DESCRIPTION
-------    -----------

  3.1      Articles of Incorporation of FFD               Incorporated by reference to the Registration
           Financial Corporation                          Statement on Form S-1 filed by FFD on December 15,
                                                          1995 (the "S-1") with the Securities and Exchange
                                                          Commission (the "SEC"), Exhibit 3.1.

  3.2      Certificate of Amendment to Articles of        Incorporated by reference to Pre-Effective Amendment
           Incorporation of FFD Financial                 No. 1 to the S-1 filed with the SEC on February 1,
           Corporation                                    1996 ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

  3.3      Certificate of Amendment to Articles of        Incorporated by reference to Pre-Effective Amendment
           Incorporation of FFD Financial                 No. 1, Exhibit 3.3.
           Corporation

  3.4      Code of Regulations of FFD Financial           Incorporated by reference to the S-1, Exhibit 3.3.
           Corporation

  10.1     FFD Financial Corporation 1996 Stock           Incorporated by reference to the Form 10-KSB for the
           Option and Incentive Plan                      year ended June 30, 1998, as filed with the SEC on
                                                          EDGAR on September 28, 1998 (SEC File No. 000-27916)
                                                          (the "1998 10-KSB"), Exhibit 10.1.

  10.2     First Federal Savings Bank of Dover            Incorporated by reference to the 1998 Form 10-KSB,
           Recognition and Retention Plan and Trust       Exhibit 10.2.
           Agreement

  10.3     FFD Financial Corporation 2002 Stock
           Option Plan for Non-Employee Directors

  13       FFD Financial Corporation 2003 Annual
           Report to Shareholders

  20       Proxy Statement for 2003 Annual Meeting        Incorporated by reference to the Proxy Statement for
           of Shareholders                                the 2003 Annual Meeting of Shareholders filed with
                                                          the SEC on September 22, 2003.

  21       Subsidiaries of FFD Financial Corporation      Incorporated by reference to the Annual Report on
                                                          Form 10-KSB for the fiscal year ended June 30, 1996,
                                                          filed with the SEC on EDGAR on September 27, 1996
                                                          (SEC File No. 000-27916), Exhibit 21.

  31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                      BUSINESS OF FFD FINANCIAL CORPORATION

================================================================================

FFD Financial Corporation ("FFD" or the "Corporation") is the holding company for First Federal Community Bank ("First Federal" or the "Bank"), a federal savings bank.

FFD was formed in 1996 in connection with the conversion of First Federal from a mutual savings bank to a stock savings bank (the "Conversion"). Since its formation, FFD's activities have been limited primarily to holding the common shares of First Federal.

First Federal's business involves attracting deposits from individual and business customers and using such deposits to originate loans to individuals and businesses in its market area consisting of Tuscarawas and contiguous counties in Ohio. The Bank provides a full array of deposit products including checking, savings, money market, and individual retirement accounts as well as certificates of deposit. First Federal originates residential and home equity loans, construction loans, commercial real estate loans, business loans and consumer loans. The Bank also invests in securities consisting primarily of United States government and government agency obligations and mortgage-backed securities.

Funds for lending and investing activities are obtained primarily from deposits, which are insured up to applicable limits by the Federal Deposit Insurance Corporation ("FDIC"), from Federal Home Loan Bank ("FHLB") advances, and from loan sales and loan and mortgage-backed securities repayments. First Federal conducts business from three locations, two in Dover, Ohio and one in New Philadelphia, Ohio. Additionally, the Bank provides access to its products and services via the Internet at www.onlinefirstfed.com.

FFD is subject to regulation, supervision and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS"). First Federal is subject to regulation, supervision and examination by the OTS and the FDIC. First Federal is also a member of the FHLB of Cincinnati.

                              MARKET PRICE OF FFD'S
                  COMMON SHARES AND RELATED SHAREHOLDER MATTERS

================================================================================

There were 1,212,997 common shares of FFD outstanding on September 10, 2003, held of record by approximately 603 shareholders. Price information for FFD's common shares is quoted on the Nasdaq SmallCap Market ("Nasdaq") under the symbol "FFDF."

The following table sets forth the high and low trading prices for the common shares of FFD, as quoted by Nasdaq, together with the dividends declared per share, for each quarter of fiscal years 2003 and 2002.

                                             High Trade           Low Trade           Cash Dividends Declared
Fiscal 2002
 Quarter Ended
    September 30, 2001                          $11.55               $9.60                     $.090
    December 31, 2001                            12.50                9.61                      .095
    March 31, 2002                               12.25               11.95                      .095
    June 30, 2002                                14.95               11.50                      .095

                                             High Trade           Low Trade           Cash Dividends Declared
Fiscal 2003
 Quarter Ended
    September 30, 2002                          $14.00              $11.50                     $.095
    December 31, 2002                            13.25               10.00                      .100
    March 31, 2003                               14.50               11.20                      .100
    June 30, 2003                                14.50               11.44                      .100

The income of FFD consists primarily of dividends which may periodically be declared and paid by the Board of Directors of First Federal on the common shares of First Federal held by FFD. In addition to certain federal income tax considerations, OTS regulations impose limitations on the payment of dividends and other capital distributions by savings associations. Under OTS regulations applicable to converted savings associations, First Federal is not permitted to pay a cash dividend on its common shares if the regulatory capital of First Federal would, as a result of the payment of such dividend, be reduced below the amount required for the liquidation account established in connection with the Conversion or applicable regulatory capital requirements prescribed by the OTS.

                              SELECTED CONSOLIDATED
                      FINANCIAL INFORMATION AND OTHER DATA

================================================================================

The following table sets forth certain information concerning the consolidated financial condition, earnings and other data regarding FFD at the dates and for the periods indicated.

Selected consolidated financial                                        At June 30,
condition data:                                  2003         2002         2001         2000        1999

                                                                     (In thousands)
Total amount of:
Assets                                         $136,408     $130,303     $133,097     $125,147     $112,293
Interest-bearing deposits                        10,398       11,726        8,024        1,485        2,167
Investment securities available for sale -
  at market                                       1,502        2,047        1,000        2,875        2,924
Mortgage-backed securities available
  for sale - at market                              832        1,551        7,799        9,135       10,978
Mortgage-backed securities held to
  maturity - at cost                                651        1,606        3,721        4,189        4,779
Loans receivable - net (1)                      115,966      107,055      107,467      102,939       87,382
Deposits                                        104,351       95,542       91,018       77,987       72,025
Advances from the FHLB and other
  borrowings                                     13,891       17,553       24,732       30,412       23,616

Shareholders' equity, restricted                 16,918       16,541       16,604       16,265       16,204

                                                               For the year ended June 30,
Summary of earnings:                             2003         2002         2001         2000         1999
                                                          (In thousands, except per share data)
Interest income                                $  6,758     $  8,005     $  9,549     $  8,323     $  6,915
Interest expense                                  2,966        3,893        5,498        4,754        3,941
                                               --------     --------     --------     --------     --------
Net interest income                               3,792        4,112        4,051        3,569        2,974

Provision for losses on loans                       131          150          201          106           --
                                               --------     --------     --------     --------     --------
Net interest income after provision
  for losses on loans                             3,661        3,962        3,850        3,463        2,974

Other income                                      1,038          536          262          179          428
General, administrative and other
  expense                                         3,133        2,812        2,451        2,262        2,317
                                               --------     --------     --------     --------     --------
Earnings before income taxes                      1,566        1,686        1,661        1,380        1,085

Federal income taxes                                534          573          560          458          368
                                               --------     --------     --------     --------     --------

Net earnings                                   $  1,032     $  1,113     $  1,101     $    922     $    717
                                               ========     ========     ========     ========     ========
 Earnings per share
  Basic                                        $    .88     $    .94     $    .86     $    .69     $    .53
                                               ========     ========     ========     ========     ========

  Diluted                                      $    .86     $    .92     $    .86     $    .68     $    .51
                                               ========     ========     ========     ========     ========

----------

(1)   Includes loans held for sale.

Selected financial ratios                                     At or for the year ended June 30,
  and other data:                                 2003          2002          2001          2000         1999
Return on average assets                          0.77%         0.84%         0.86%         0.77%         0.69%
Return on average equity                          6.17          6.75          6.69          6.07          5.11
Interest rate spread                              2.62          2.85          2.75          2.51          2.37
Net interest margin                               2.95          3.22          3.26          3.06          2.92
General, administrative and other
  expense to average assets                       2.34          2.13          1.91          1.90          2.25
Average equity to average
  assets                                         12.50         12.50         12.81         12.75         13.59
Nonperforming and impaired assets
  to total assets                                 1.76          0.48          0.08          0.18          0.01
Nonperforming and impaired loans to
  total loans                                     1.88          0.58          0.10          0.22          0.02
Delinquent loans to total loans (1)               1.28          2.57          0.96          0.61          0.39
Allowance for loan losses to
  total loans                                     0.68          0.66          0.52          0.36          0.30
Allowance for loan losses to
  nonperforming and impaired loans               36.45        114.63        537.14        166.67      1,793.33
Average interest-earning assets
  to average interest-bearing liabilities       114.63        112.05        111.49        113.53        114.24
Dividend payout ratio                            44.89         39.89         41.86         49.28         56.60
Number of full service offices (2)                   3             3             2             2             2

----------

(1) Delinquent loans are loans as to which a scheduled payment has not been made within 30 days after the due date.

(2)   The Bank's third full service office opened on July 3, 2002.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

================================================================================

                                     GENERAL

--------------------------------------------------------------------------------

FFD was incorporated in 1996 for the purpose of owning all of First Federal's outstanding stock after the conversion. As a result, the discussion that follows focuses on First Federal's financial condition and results of operations. The following discussion and analysis of the financial condition and results of operations of FFD and First Federal should be read in conjunction with and with reference to the consolidated financial statements, and the notes thereto, included in this Annual Report.

       CHANGES IN FINANCIAL CONDITION FROM JUNE 30, 2002 TO JUNE 30, 2003

--------------------------------------------------------------------------------

The Corporation's assets at June 30, 2003, totaled $136.4 million, a $6.1 million, or 4.7%, increase over the total at June 30, 2002. This increase was comprised primarily of an $8.9 million increase in loans receivable, partially offset by decreases in cash, interest-bearing deposits, mortgage backed securities and investment securities. The funding for the asset growth was primarily from an $8.8 million increase in deposits which was partially offset by a decrease in advances from the Federal Home Loan Bank of $3.7 million.

Cash and interest-bearing deposits totaled $12.2 million at June 30, 2003, a decrease of $1.0 million, or 7.4%, from June 30, 2002. Investment securities totaled $1.5 million at June 30, 2003, a decrease of $500,000. Maturities and calls of investment securities totaling $8.0 million were substantially offset by purchases of $7.5 million of U. S. Government agency securities.

Mortgage-backed securities totaled $1.5 million at June 30, 2003, a $1.7 million, or 53.0%, decrease from the total at June 30, 2002, due primarily to principal repayments. Repayments of mortgage-backed securities totaled $2.6 million, which were partially offset by purchases totaling $1.0 million.

Loans receivable, including loans held for sale, totaled $116.0 million at June 30, 2003, an increase of $8.9 million, or 8.3%, over the June 30, 2002 total. Loan disbursements during fiscal 2003 totaled $94.7 million, which were substantially offset by principal repayments of $41.3 million and loans sold in the secondary market totaling $44.2 million. Loan origination volume during the year ended June 30, 2003, increased by $43.5 million, or 85.0%, compared to fiscal 2002. During fiscal 2003, management continued to meet consumer preference for fixed-rate loans in the prevailing low interest rate environment, by selling lower-yielding fixed-rate mortgage loans in the secondary market. The volume of loans sold during fiscal 2003 increased by $25.0 million, or 129.9%, over fiscal 2002. As a result, the portfolio of loans secured by one- to four-family residential real estate declined by $2.2 million to $62.4 million at June 30, 2003. Loans secured by nonresidential real estate and land totaled $28.5 million at June 30, 2003, compared to $24.9 million at June 30, 2002. Commercial loans totaled $19.5 million at June 30, 2003, compared to $11.3 million at June 30, 2002. Nonresidential real estate and commercial lending is generally considered to involve a higher degree of risk than residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of the related business or income-producing properties. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the quality of the borrowers' management, the debt service ratio, the quality and characteristics of the income stream generated by the business and the property and appraisals supporting the property's valuation, as applicable.

The allowance for loan losses totaled $818,000 and $713,000 at June 30, 2003 and 2002, respectively, which represented .68% and .66% of total loans and 36.5% and 114.6% of nonperforming and impaired loans at those respective dates. Nonperforming and impaired loans amounted to $2.2 million and $622,000 at June 30, 2003 and 2002, respectively. The increase in the nonperforming and impaired loans is due to the results of individual loan testing on certain commercial loans as of June 30, 2003. Management believes that the Bank's nonperforming and impaired loans at June 30, 2003 are adequately collateralized and no unreserved loss is anticipated on such loans. Although management believes that the allowance for loan losses at June 30, 2003, was adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's net earnings.

Deposits totaled $104.4 million at June 30, 2003, an $8.8 million, or 9.2%, increase over total deposits at June 30, 2002. This increase resulted primarily from management's efforts to generate growth through advertising and pricing strategies, and the opening of a new branch in July 2002. Proceeds from deposit growth were used primarily to fund new loan originations and to repay FHLB advances during the period.

FHLB advances totaled $13.9 million at June 30, 2003, a $3.7 million, or 20.1%, decrease from June 30, 2002. The repayment of FHLB advances was funded primarily by the increase in deposits and proceeds from sales and repayments of mortgage-backed securities.

Shareholders' equity totaled $16.9 million at June 30, 2003, an increase of $377,000, or 2.3%, over June 30, 2002 levels, as net earnings of $1.0 million and a $118,000 reduction in the shares acquired by benefit plans were partially offset by dividends paid totaling $459,000 and purchases of treasury shares totaling $380,000.

                         COMPARISON OF OPERATING RESULTS
                   FOR THE YEARS ENDED JUNE 30, 2003 AND 2002

--------------------------------------------------------------------------------

The consolidated net earnings of FFD depend primarily on its level of net interest income, which is the difference between interest earned on FFD's interest-earning assets and the interest paid on interest-bearing liabilities. Net interest income is substantially affected by FFD's interest rate spread, which is the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing liabilities, as well as by the average balance of interest-earning assets compared to interest-bearing liabilities.

General. FFD's net earnings totaled $1.0 million for the fiscal year ended June 30, 2003, a decrease of $81,000, or 7.3%, compared to fiscal 2002. The decrease in net earnings resulted primarily from a $320,000 decrease in net interest income and a $321,000 increase in general administrative and other expense, which were partially offset by a $502,000 increase in other income and a $39,000 decrease in the provision for federal income taxes.

Net Interest Income. Total interest income decreased by $1.2 million, or 15.6%, to a total of $6.8 million for the year ended June 30, 2003, compared to $8.0 million for the fiscal year ended June 30, 2002. Interest income on loans decreased by $1.0 million, or 13.9%, due primarily to a 101 basis point decrease in the average yield, to 5.77% in fiscal 2003, which was offset slightly by a $1.2 million, or 1.1%, increase in the average loan portfolio balance outstanding year to year. Interest income on mortgage-backed securities decreased by $289,000, or 74.5%, due primarily to a $5.1 million, or 69.4%, decrease in the average balance outstanding, and an 87 basis point decrease in the average yield earned on such securities, to 4.36% in fiscal 2003. Interest income on investment securities increased by $95,000 due primarily to a $3.0 million increase in the average balance outstanding, which was partially offset by a 40 basis point decrease in the average yield year to year. Interest income on interest-bearing deposits decreased by $20,000, or 10.2%, due primarily to a

42 basis point decrease in the average yield, which was partially offset by a $1.7 million, or 15.7%, increase in the average balance outstanding year to year. Decreases in the average yields on interest-earning assets were due primarily to the overall reduction in interest rates in the economy.

Interest expense on deposits decreased by $736,000 or 23.6%, for the year ended June 30, 2003, compared to fiscal 2002, due primarily to a decrease in the average cost of deposits of 88 basis points, to 2.46% for fiscal 2003, which was partially offset by a $3.6 million, or 3.8%, increase in the average deposit portfolio balance outstanding year to year. Decreases in the average cost of deposits were due primarily to the overall decline in interest rates in the economy.

Interest expense on borrowings decreased by $191,000, or 24.6%, due primarily to a $5.5 million, or 26.7%, decrease in the average balance of advances outstanding, which was partially offset by a 10 basis point increase in the average cost of such borrowings, to 3.87% in fiscal 2003. The Bank elected to prepay certain advances that could be prepaid without penalty. Additional prepayments of the remaining higher cost advances are unlikely because of the significant penalties.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $320,000, or 7.8%, for the fiscal year ended June 30, 2003, compared to fiscal 2002. The interest rate spread amounted to 2.62% for the fiscal year ended June 30, 2003, compared to 2.85% for fiscal 2002, while the net interest margin was 2.95% in fiscal 2003, compared to 3.22% in fiscal 2002.

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by First Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to First Federal's market area, and other factors related to the collectibility of First Federal's loan portfolio. The provision for losses on loans totaled $131,000 for the year ended June 30, 2003, a decrease of $19,000, or 12.7%, compared to fiscal 2002. First Federal's fiscal 2003 provision was predicated primarily on the growth in the commercial and nonresidential loan portfolios and the increase in nonperforming loans. There can be no assurance that the loan loss allowance of First Federal will be adequate to cover losses on nonperforming assets in the future.

Other Income. Other income totaled $1.0 million for the fiscal year ended June 30, 2003, an increase of $502,000, or 93.7%, over fiscal 2002. The increase resulted primarily from a $688,000, or 312.7%, increase in gain on sale of loans, partially offset by decreases of $119,000, or 47.8%, in other operating income and $67,000 in gain on sale of mortgage-backed securities. The increase in gain on sale of loans was due primarily to a $25.0 million, or 129.9%, increase in sales volume year to year. The decrease in other operating income was due primarily to an increase in amortization of mortgage servicing rights of $135,000 and a $61,000 impairment charge recorded on the mortgage servicing rights asset based upon a fair value analysis of this asset. These charges were partially offset by an increase of $85,000 in fees on deposit accounts and transactions. As interest rates rise, the volume of loan sales and the amount of gain on sale of loans is likely to decline.

General, Administrative and Other Expense. General, administrative and other expense totaled $3.1 million for the fiscal year ended June 30, 2003, an increase of $321,000, or 11.4%, compared to fiscal 2002. The increase resulted primarily from a $226,000, or 28.0%, increase in other operating expense, a $102,000, or 35.8%, increase in occupancy and equipment, and $41,000, or 27.3%, increase in franchise taxes, which were partially offset by a $51,000, or 15.9%, decrease in data processing.

The increase in other operating expenses included increases of $45,000 in check printing charges, and $35,000 in NOW account expense, primarily related to the Bank's growth in deposits and home equity loans, costs incurred in connection with the opening of the new Boulevard office, including increases of $39,000 in advertising expense, $27,000 in stationery and office supplies and $14,000 in legal fees. The remaining

$66,000 increase in other operating expense was comprised primarily of pro-rata increases related to the Corporation's overall growth year to year. The increase in occupancy and equipment expense was due primarily to an increase in depreciation expense related to the new office that opened in July of 2002. The increase in franchise taxes was due to the effect of refunds received in fiscal 2002. The decrease in data processing fees resulted from nonrecurring costs associated with the data conversion in fiscal 2002.

Federal Income Taxes. The provision for federal income taxes totaled $534,000 for the fiscal year ended June 30, 2003, a decrease of $39,000, or 6.8%, compared to fiscal 2002. The decrease resulted primarily from a $120,000, or 7.1%, decrease in earnings before taxes. The effective tax rates were 34.1% and 34.0% for the fiscal years ended June 30, 2003 and 2002, respectively.

                         COMPARISON OF OPERATING RESULTS
                   FOR THE YEARS ENDED JUNE 30, 2002 AND 2001

--------------------------------------------------------------------------------

General. FFD's net earnings totaled $1.1 million for the fiscal year ended June 30, 2002, an increase of $12,000, or 1.1%, over the net earnings recorded in fiscal 2001. The increase in net earnings resulted from a $61,000 increase in net interest income, a $51,000 decrease in the provision for losses on loans and a $274,000 increase in other operating income, which were substantially offset by a $361,000 increase in general, administrative and other expense and a $13,000 increase in the provision for federal income taxes.

Net Interest Income. Total interest income decreased by $1.5 million, or 16.2%, to a total of $8.0 million for the year ended June 30, 2002, compared to $9.5 million for the year ended June 30, 2001. Interest income on loans decreased by $915,000, or 11.0%, due primarily to a 116 basis point decrease in the average yield, to 6.78% in fiscal 2002, which was partially offset by a $4.4 million, or 4.2%, increase in the average loan portfolio balance outstanding year to year. Interest income on mortgage-backed securities decreased by $458,000, or 54.1%, due primarily to a $4.9 million, or 39.7%, decrease in the average balance outstanding, and a 165 basis point decrease in the average yield earned on such securities, to 5.23% in fiscal 2002. Interest income on investment securities decreased by $128,000, or 90.1%, due primarily to a $1.9 million, or 83.2%, decrease in the average balance outstanding and a 250 basis point decrease in the weighted-average yield year to year. Interest income on interest-bearing deposits decreased by $43,000, or 17.9%, due primarily to a 320 basis point decrease in the weighted-average yield, which was partially offset by a $5.8 million, or 123.0%, increase in the average balance outstanding year to year.

Interest expense on deposits decreased by $812,000, or 20.7%, for the year ended June 30, 2002, compared to fiscal 2001, due primarily to a decrease in the average cost of deposits of 127 basis points, to 3.34% for fiscal 2002, which was partially offset by an $8.1 million, or 9.5%, increase in the average deposit portfolio balance outstanding year to year.

Interest expense on borrowings decreased by $793,000, or 50.6%, due primarily to a $5.5 million, or 21.3%, decrease in the average balance of advances outstanding and a 224 basis point decrease in the average cost of such borrowings, to 3.77% in fiscal 2002. Decreases in the average yields on interest-earning assets and the average costs of interest-bearing liabilities were due primarily to the overall reductions in interest rates in the economy during 2001. This low interest rate environment continued through the first six months of 2002.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $61,000, or 1.5%, for the fiscal year ended June 30, 2002, compared to fiscal 2001. The interest rate spread amounted to 2.85% for the fiscal year ended June 30, 2002, compared to 2.75% for fiscal 2001, while the net interest margin was 3.22% in fiscal 2002, compared to 3.26% in fiscal 2001.

Provision for Losses on Loans. A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by First Federal, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to First Federal's market area, and other factors related to the collectibility of First Federal's loan portfolio. The provision for losses on loans totaled $150,000 for the year ended June 30, 2002, a decrease of $51,000, or 25.4%, compared to fiscal 2001. First Federal's fiscal 2002 provision was predicated primarily on the growth in the commercial and nonresidential loan portfolios and the increase in nonperforming loans.

Other Income. Other income totaled $536,000 for the year ended June 30, 2002, an increase of $274,000, or 104.6%, over the 2001 total. The increase resulted primarily from a $115,000, or 109.5%, increase in gain on sale of loans in fiscal 2002, a $92,000, or 58.6%, increase in other operating income and a $67,000 gain on sale of mortgage-backed securities. The increase in gain on sale of loans was due primarily to a $10.0 million, or 107.5%, increase in sales volume year to year. The increase in other operating income consisted primarily of increases in fees generated from ATM transactions, late charges on loans and negotiable order of withdrawal ("NOW") account fees.

General, Administrative and Other Expense. General, administrative and other expense totaled $2.8 million for the year ended June 30, 2002, an increase of $361,000, or 14.7%, compared to fiscal 2001. The increase resulted primarily from a $135,000, or 12.1%, increase in employee compensation and benefits, a $58,000, or 25.6%, increase in occupancy and equipment, an $83,000, or 35.0%, increase in data processing and a $145,000, or 21.9%, increase in other operating expenses, which were partially offset by a $60,000, or 28.6%, decrease in franchise taxes.

The increase in employee compensation and benefits resulted primarily from overtime compensation paid in connection with the installation of, and training related to, a new data processing system, as well as normal merit increases and an increase in costs related to the employee stock ownership plan and other benefit plans, which were partially offset by an increase in the level of deferred loan origination costs due to the increase in loan origination volume year to year. The increase in occupancy and equipment was due primarily to expenses incurred in connection with the data processing conversion. The increase in data processing expense was also due primarily to costs associated with the data conversion, as well as increased costs associated with the Bank's growth year to year. The conversion to the new data processing platform is expected to facilitate the Bank's expansion of its product offerings and accommodate future growth. The increase in other operating expense included an increase of $52,000 in advertising costs, an increase of $22,000 in internet banking costs and $40,000 in costs associated with NOW account processing. The remaining $31,000 increase in other operating expense was comprised primarily of pro-rata increases related to the Corporation's overall growth year to year. The decrease in franchise taxes was due primarily to refund claims filed on prior year taxes.

Federal Income Taxes. The provision for federal income taxes totaled $573,000 for the year ended June 30, 2002, an increase of $13,000, or 2.3%, over fiscal 2001. The increase resulted primarily from a $25,000, or 1.5%, increase in earnings before taxes. The effective tax rates were 34.0% and 33.7% for the years ended June 30, 2002 and 2001, respectively.

                  AVERAGE BALANCE, YIELD, RATE AND VOLUME DATA

--------------------------------------------------------------------------------

The following table sets forth certain information relating to FFD's average balance sheet and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are derived from month-end balances, which include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                             Year ended June 30,
                                                     2003                           2002                            2001
                                         Average   Interest            Average   Interest              Average    Interest
                                       outstanding  earned/   Yield/ outstanding  earned/   Yield/   outstanding   earned/    Yield/
                                         balance     paid      rate    balance     paid     rate       balance      paid       rate
                                                                           (Dollars in thousands)
Interest-earning assets:
  Loans receivable                       $110,406   $6,373     5.77%   $109,208   $7,406     6.78%     $104,771    $8,321      7.94%
  Mortgage-backed securities                2,270       99     4.36       7,413      388     5.23        12,295       846      6.88
  Investment securities                     3,435      109     3.17         392       14     3.57         2,338       142      6.07
  Interest-bearing deposits
    and other                              12,222      177     1.45      10,563      197     1.87         4,737       240      5.07
                                         --------   ------   ------    --------   ------   ------      --------    ------    ------
  Total interest-earning assets           128,333    6,758     5.27     127,576    8,005     6.27       124,141     9,549      7.69

  Non-interest-earning assets               5,382                         4,400                           4,412
                                         --------                      --------                        --------

    Total assets                         $133,715                      $131,976                        $128,553
                                         ========                      ========                        ========

Interest-bearing liabilities:
  Deposits                               $ 96,886    2,382     2.46    $ 93,311    3,118     3.34      $ 85,249     3,930      4.61
  Borrowings                               15,066      584     3.87      20,548      775     3.77        26,094     1,568      6.01
                                         --------   ------   ------    --------   ------   ------      --------    ------    ------
    Total interest-bearing
      liabilities                         111,952    2,966     2.65     113,859    3,893     3.42       111,343     5,498      4.94
                                                    ------   ------               ------   ------                  ------    ------

Non-interest-bearing liabilities            5,050                         1,620                             741
                                         --------                      --------                        --------

  Total liabilities                       117,002                       115,479                         112,084

Shareholders' equity                       16,713                        16,497                          16,469
                                         --------                      --------                        --------

    Total liabilities and
      shareholders' equity               $133,715                      $131,976                        $128,553
                                         ========                      ========                        ========

Net interest income                                 $3,792                        $4,112                           $4,051
                                                    ======                        ======                           ======

Interest rate spread                                           2.62%                         2.85%                             2.75%
                                                             ======                        ======                            ======

Net interest margin (net interest
  income as a percent of average
  interest-earning assets)                                     2.95%                         3.22%                             3.26%
                                                             ======                        ======                            ======

Average interest-earning assets to
  average interest-bearing liabilities                       114.63%                       112.05%                           111.49%
                                                             ======                        ======                            ======

The table below describes the extent to which changes in interest rates and hanges in volume of interest-earning assets and interest-bearing liabilities have affected FFD's interest income and expense during the years indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (changes in volume multiplied by prior year rate), (ii) changes in rate (changes in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                                              Year ended June 30,
                                                                 2003 vs. 2002                      2002 vs. 2001
                                                           Increase                             Increase
                                                          (decrease)                           (decrease)
                                                            due to                               due to
                                                     Volume        Rate        Total       Volume         Rate         Total
                                                                          (In thousands)
Interest income attributable to:
  Loans receivable                                  $    81      $(1,114)     $(1,033)     $   341      $(1,256)     $  (915)
  Mortgage-backed securities                           (232)         (57)        (289)        (286)        (172)        (458)
  Investment securities                                  97           (2)          95          (86)         (42)        (128)
  Interest-bearing deposits and other                    29          (49)         (20)         172         (215)         (43)
                                                    -------      -------      -------      -------      -------      -------

     Total interest income                              (25)      (1,222)      (1,247)         141       (1,685)      (1,544)
                                                    -------      -------      -------      -------      -------      -------

Interest expense attributable to:
  Deposits                                              114         (850)        (736)         346       (1,158)        (812)
  Borrowings                                           (211)          20         (191)        (288)        (505)        (793)
                                                    -------      -------      -------      -------      -------      -------

     Total interest expense                             (97)        (830)        (927)          58       (1,663)      (1,605)
                                                    -------      -------      -------      -------      -------      -------

     Increase (decrease) in net interest income     $    72      $  (392)     $  (320)     $    83      $   (22)     $    61
                                                    =======      =======      =======      =======      =======      =======

                         ASSET AND LIABILITY MANAGEMENT

--------------------------------------------------------------------------------

First Federal, like other financial institutions, is subject to interest rate risk to the extent that its interest-earning assets reprice differently than its interest-bearing liabilities. As part of its effort to monitor and manage interest rate risk, First Federal uses the "net interest income" ("NII") and "net portfolio value" ("NPV") methodologies. Generally, NPV is the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing and other liabilities. Interest rate risk is estimated as the percent and dollar changes in NII and NPV projected to occur should the yield curve instantaneously shift up or down in a parallel fashion from its beginning or base position. The base case rate scenario is defined by the rate environment and is held constant throughout the simulation. Rate shock scenarios are derived by adding to or subtracting from base case rates.

Presented below, as of June 30, 2003 and 2002, is an analysis of First Federal's interest rate risk as measured by changes in NII and NPV for instantaneous and sustained parallel shifts of +100, +200, +300 and -100 basis points in market interest rates. In consideration of the interest rate environment and the improbability of negative rate adjustments greater than 100 basis points, shocks greater than negative 100 basis points are not presented.

                                                        June 30, 2003
                    Net Interest Income                                             Net Portfolio Value

       Projected                   Change    Percent                                       Change         Percent
     interest rate   Estimated      from     change                     Estimated           from          change
       scenario         NII         base    from base                     value             base        from base
         +300         $4,755       $ 980       25.95%                    $16,152          $ 3,501         27.68%
         +200          4,483         708       18.74                      15,337            2,687         21.24
         +100          4,153         378       10.01                      14,193            1,542         12.19
         Base          3,775          --          --                      12,651               --            --
         -100          3,400        (375)      (9.94)                     11,137           (1,513)       (11.96)

                                                       June 30, 2003
                    Net Interest Income                                             Net Portfolio Value

       Projected                   Change    Percent                                       Change        Percent
     interest rate   Estimated      from     change                     Estimated           from          change
       scenario         NII         base    from base                     value             base        from base
         +300         $4,089         480       13.30%                    $16,871           $1,448          9.39%
         +200          3,962         353        9.78                      16,557            1,134          7.35
         +100          3,796         187        5.19                      16,061              639          4.14
         Base          3,609          --          --                      15,423               --            --
         -100          3,447        (162)      (4.49)                     14,688             (735)        (4.76)

As with any method of measuring interest rate risk, certain shortcomings are inherent in the NII and NPV approaches. For example, although certain assets and liabilities may have similar maturities or periods of repricing, they may react in different degrees to changes in market interest rates. Also, the interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Further, in the event of a change in interest rates, expected rates of prepayment on loans and mortgage-backed securities and early withdrawal levels from certificates of deposit would likely deviate significantly from those assumed in making the risk calculations.

                         LIQUIDITY AND CAPITAL RESOURCES

--------------------------------------------------------------------------------

First Federal's principal sources of funds are deposits, proceeds from loan sales, loan and mortgage-backed securities repayments, maturities of securities and other funds provided by operations. First Federal also has the ability to borrow from the FHLB of Cincinnati. While scheduled loan repayments and maturing investments are relatively predictable, deposit flows, loan sales and loan and mortgage-backed securities prepayments are more influenced by interest rates, general economic conditions and competition. First Federal maintains investments in liquid assets based upon management's assessment of (i) the need for funds,
(ii) expected deposit flows, (iii) the yields available on short-term liquid assets and (iv) the objectives of the asset/liability management program. At June 30, 2003, First Federal had commitments to originate loans, including unused lines of credit, totaling $27.0 million. Management anticipates that such loan commitments will be funded from normal cash flows from operations and existing excess liquidity.

Cash and cash equivalents, which is a component of liquidity, is a result of the funds used in or provided by First Federal's operating, investing and financing activities. These activities are summarized below for the years ended June 30, 2003, 2002 and 2001:

                                                          Year ended June 30,
                                                     2003         2002         2001
                                                            (In thousands)
Net earnings                                       $ 1,032      $ 1,113      $ 1,101
Adjustments to reconcile net earnings to
  net cash from operating activities                  (395)          42          901
                                                   -------      -------      -------
Net cash from operating activities                     637        1,155        2,002
Net cash from investing activities                  (5,956)       6,707       (1,093)
Net cash from financing activities                   4,346       (3,986)       6,012
                                                   -------      -------      -------
Net change in cash and cash equivalents               (973)       3,876        6,921
Cash and cash equivalents at beginning of year      13,216        9,340        2,419
                                                   -------      -------      -------
Cash and cash equivalents at end of year           $12,243      $13,216      $ 9,340
                                                   =======      =======      =======

First Federal, a savings association, is required by applicable law and regulation to meet certain minimum capital standards, which include a tangible capital requirement, a core capital requirement or leverage ratio, and a risk-based capital requirement.

The tangible capital requirement requires a savings institution to maintain "tangible capital" of not less than 1.5% of the institution's adjusted total assets. Tangible capital is defined in OTS regulations as core capital minus any intangible assets.

"Core capital" is comprised of common shareholders' equity (including retained earnings), noncumulative preferred stock and related surplus, minority interests in consolidated subsidiaries, certain nonwithdrawable accounts and pledged deposits of mutual associations. OTS regulations generally require savings institutions to maintain core capital of at least 4% of the institution's total assets, except for those institutions with the highest examination rating and acceptable levels of risk.

OTS regulations require that savings institutions maintain "risk-based capital" in an amount not less than 8% of risk-weighted assets. Risk-based capital is defined as core capital plus certain additional items of capital, which for First Federal includes a general loan loss allowance of $818,000 at June 30, 2003.

First Federal exceeded all of its capital requirements and met the definition of "well-capitalized" under OTS regulations at June 30, 2003. The following table summarizes First Federal's regulatory capital requirements and regulatory capital at June 30, 2003:

                                                                                       Excess over current
                               Regulatory capital          Current requirement             requirement
                               Amount     Percent           Amount     Percent          Amount     Percent
                                                          (Dollars in thousands)
Tangible capital               $15,666      11.5%           $2,035       1.5%           $13,631      10.0%
Core capital                   $15,666      11.5            $5,428       4.0            $10,238       7.5
Risk-based capital             $16,439      18.4            $7,177       8.0            $ 9,262      10.4

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
FFD Financial Corporation

We have audited the accompanying consolidated statements of financial condition of FFD Financial Corporation as of June 30, 2003 and 2002, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended June 30, 2003. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFD Financial Corporation as of June 30, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

Cincinnati, Ohio
August 21, 2003

                            FFD FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                             June 30, 2003 and 2002
                        (In thousands, except share data)

         ASSETS                                                             2003        2002
Cash and due from banks                                                   $  1,845    $  1,490
Interest-bearing deposits in other financial institutions                   10,398      11,726
                                                                          --------    --------
         Cash and cash equivalents                                          12,243      13,216

Investment securities designated as available for sale - at market           1,502       2,047
Mortgage-backed securities designated as available for sale - at market        832       1,551
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $687 and $1,648 as of June 30,
  2003 and 2002, respectively                                                  651       1,606
Loans receivable - net                                                     114,199     106,718
Loans held for sale - at lower of cost or market                             1,767         337
Real estate acquired through foreclosure                                       161          --
Office premises and equipment - at depreciated cost                          2,134       1,992
Stock in Federal Home Loan Bank - at cost                                    1,967       1,885
Accrued interest receivable                                                    386         454
Prepaid expenses and other assets                                              244         288
Prepaid federal income taxes                                                   322         209
                                                                          --------    --------

         Total assets                                                     $136,408    $130,303
                                                                          ========    ========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $104,351    $ 95,542
Advances from the Federal Home Loan Bank                                    13,891      17,553
Accrued interest payable                                                        96         100
Other liabilities                                                              935         413
Deferred federal income taxes                                                  217         154
                                                                          --------    --------
         Total liabilities                                                 119,490     113,762

Commitments                                                                     --          --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                     --          --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                       --          --
  Additional paid-in capital                                                 7,889       7,861
  Retained earnings - restricted                                            12,202      11,629
  Accumulated comprehensive income; unrealized gains on securities
    designated as available for sale, net of related tax effects                 8          19
  Shares acquired by stock benefit plans                                      (559)       (677)
  Less 241,753 and 217,072 treasury shares at June 30, 2003 and 2002,
    respectively - at cost                                                  (2,622)     (2,291)
                                                                          --------    --------
         Total shareholders' equity                                         16,918      16,541
                                                                          --------    --------

         Total liabilities and shareholders' equity                       $136,408    $130,303
                                                                          ========    ========

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF EARNINGS

                     Year ended June 30, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                      2003       2002        2001
Interest income
  Loans                                                              $6,373     $7,406      $8,321
  Mortgage-backed securities                                             99        388         846
  Investment securities                                                 109         14         142
  Interest-bearing deposits and other                                   177        197         240
                                                                     ------     ------      ------
         Total interest income                                        6,758      8,005       9,549

Interest expense
  Deposits                                                            2,382      3,118       3,930
  Borrowings                                                            584        775       1,568
                                                                     ------     ------      ------
         Total interest expense                                       2,966      3,893       5,498
                                                                     ------     ------      ------

         Net interest income                                          3,792      4,112       4,051

Provision for losses on loans                                           131        150         201
                                                                     ------     ------      ------

         Net interest income after provision for losses on loans      3,661      3,962       3,850

Other income
  Gain on sale of loans                                                 908        220         105
  Gain on sale of mortgage-backed securities designated
    as available for sale                                                --         67          --
  Other operating                                                       130        249         157
                                                                     ------     ------      ------
         Total other income                                           1,038        536         262

General, administrative and other expense
  Employee compensation and benefits                                  1,252      1,249       1,114
  Occupancy and equipment                                               387        285         227
  Franchise taxes                                                       191        150         210
  Data processing                                                       269        320         237
  Other operating                                                     1,034        808         663
                                                                     ------     ------      ------
         Total general, administrative and other expense              3,133      2,812       2,451
                                                                     ------     ------      ------

         Earnings before income taxes                                 1,566      1,686       1,661

Federal income taxes
  Current                                                               520        598         549
  Deferred                                                               14        (25)         11
                                                                     ------     ------      ------
         Total federal income taxes                                     534        573         560
                                                                     ------     ------      ------

         NET EARNINGS                                                $1,032     $1,113      $1,101
                                                                     ======     ======      ======

         EARNINGS PER SHARE
           Basic                                                     $  .88     $  .94      $  .86
                                                                     ======     ======      ======

           Diluted                                                   $  .86     $  .92      $  .86
                                                                     ======     ======      ======

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                     Year ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                                2003        2002        2001
Net earnings                                                   $1,032      $1,113      $1,101

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(5), $4
    and $201 in 2003, 2002 and 2001, respectively                 (11)          8         390

Reclassification adjustment for realized gains included in
  earnings, net of taxes of $23 in 2002                            --         (44)         --
                                                               ------      ------      ------

Comprehensive income                                           $1,021      $1,077      $1,491
                                                               ======      ======      ======

Accumulated comprehensive income                               $    8      $   19      $   55
                                                               ======      ======      ======

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                For the years ended June 30, 2003, 2002 and 2001
                      (In thousands, except per share data)

                                                                                                        Unrealized
                                                                                                      gains (losses)
                                                                                                       on securities
                                                                         Additional                     designated
                                                              Common      paid-in         Retained     as available
                                                              stock       capital         earnings       for sale
Balance at July 1, 2000                                       $   --       $ 7,850        $ 10,288        $(335)

Net earnings for the year ended June 30, 2001                     --            --           1,101           --
Purchase of treasury shares                                       --            --              --           --
Amortization expense of stock benefit plans                       --            11              --           --
Unrealized gains on securities designated as available
  for sale, net of related tax effects                            --            --              --          390
Dividends of $.36 per share                                       --            --            (427)          --
                                                              ------       -------        --------        -----

Balance at June 30, 2001                                          --         7,861          10,962           55

Net earnings for the year ended June 30, 2002                     --            --           1,113           --
Purchase of treasury shares                                       --            --              --           --
Amortization expense of stock benefit plans                       --            16              --           --
Unrealized losses on securities designated as available
  for sale, net of related tax effects                            --            --              --          (36)
Exercise of stock options                                         --           (16)             --           --
Dividends of $.375 per share                                      --            --            (446)          --
                                                              ------       -------        --------        -----

Balance at June 30, 2002                                          --         7,861          11,629           19

Net earnings for the year ended June 30, 2003                     --            --           1,032           --
Purchase of treasury shares                                       --            --              --           --
Amortization expense of stock benefit plans                       --            39              --           --
Unrealized losses on securities designated as available
  for sale, net of related tax effects                            --            --              --          (11)
Exercise of stock options                                         --           (11)             --           --
Dividends of $.395 per share                                      --            --            (459)          --
                                                              ------       -------        --------        -----

Balance at June 30, 2003                                      $   --       $ 7,889        $ 12,202        $   8
                                                              ======       =======        ========        =====


                                                                    Shares
                                                                 acquired by
                                                                    stock         Treasury
                                                                   benefit        shares-
                                                                    plans         at cost          Total
Balance at July 1, 2000                                            $(1,028)       $  (510)       $ 16,265

Net earnings for the year ended June 30, 2001                           --             --           1,101
Purchase of treasury shares                                             --           (912)           (912)
Amortization expense of stock benefit plans                            176             --             187
Unrealized gains on securities designated as available
  for sale, net of related tax effects                                  --             --             390
Dividends of $.36 per share                                             --             --            (427)
                                                                   -------        -------        --------

Balance at June 30, 2001                                              (852)        (1,422)         16,604

Net earnings for the year ended June 30, 2002                           --             --           1,113
Purchase of treasury shares                                             --           (936)           (936)
Amortization expense of stock benefit plans                            175             --             191
Unrealized losses on securities designated as available
  for sale, net of related tax effects                                  --             --             (36)
Exercise of stock options                                               --             67              51
Dividends of $.375 per share                                            --             --            (446)
                                                                   -------        -------        --------

Balance at June 30, 2002                                              (677)        (2,291)         16,541

Net earnings for the year ended June 30, 2003                           --             --           1,032
Purchase of treasury shares                                             --           (380)           (380)
Amortization expense of stock benefit plans                            118             --             157
Unrealized losses on securities designated as available
  for sale, net of related tax effects                                  --             --             (11)
Exercise of stock options                                               --             49              38
Dividends of $.395 per share                                            --             --            (459)
                                                                   -------        -------        --------

Balance at June 30, 2003                                           $  (559)       $(2,622)       $ 16,918
                                                                   =======        =======        ========

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                     Year ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                                                    2003             2002           2001
Cash flows from operating activities:
  Net earnings for the year                                                     $  1,032        $  1,113        $  1,101
  Adjustments to reconcile net earnings to net cash provided by
  (used in) operating activities:
    Amortization of premiums and discounts on investments and
      mortgage-backed securities - net                                                67              47              23
    Amortization of deferred loan origination fees                                   (24)            (16)             (6)
    Depreciation and amortization                                                    201             127             118
    Provision for losses on loans                                                    131             150             201
    Gain on sale of loans                                                           (443)            (18)            (31)
    Loans originated for sale in the secondary market                            (45,602)        (19,307)         (8,676)
    Proceeds from sale of mortgage loans in the secondary market                  44,615          19,228           9,288
    Loss on sale of real estate acquired through foreclosure                          --              --               1
    Gain on sale of mortgage-backed securities designated as
      available for sale                                                              --             (67)             --
    Amortization expense of stock benefit plans                                      157             191             187
    Federal Home Loan Bank stock dividends                                           (82)            (99)           (134)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                     68              (3)            (22)
      Prepaid expenses and other assets                                               44             (83)            (24)
      Other liabilities                                                              522              16             116
      Accrued interest payable                                                        (4)            (47)            (55)
      Federal income taxes
        Current                                                                      (59)            (52)            (96)
        Deferred                                                                      14             (25)             11
                                                                                --------        --------        --------
         Net cash provided by operating activities                                   637           1,155           2,002

Cash flows provided by (used in) investing activities:
  Purchase of investment securities designated as available for sale              (7,510)         (2,050)             --
  Proceeds from maturity of investment securities                                  8,000           1,000           2,000
  Purchase of mortgage-backed securities designated as available for sale           (956)             --              --
  Proceeds from sale of mortgage-backed securities designated
    as available for sale                                                             --           5,107              --
  Principal repayments on mortgage-backed securities                               2,602           3,223           2,248
  Loan principal repayments                                                       41,319          32,238          30,639
  Loan disbursements                                                             (49,068)        (31,863)        (36,068)
  Proceeds from sale of real estate acquired through foreclosure                      --              --             124
  Purchase of office premises and equipment                                         (343)           (948)            (36)
                                                                                --------        --------        --------
         Net cash provided by (used in) investing activities                      (5,956)          6,707          (1,093)
                                                                                --------        --------        --------

         Net cash provided by (used in) operating and investing
           activities (subtotal carried forward)                                  (5,319)          7,862             909
                                                                                --------        --------        --------

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                     Year ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                                           2003          2002          2001
         Net cash provided by (used in) operating and investing
           activities (subtotal brought forward)                       $ (5,319)     $  7,862      $    909

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                        8,809         4,524        13,031
  Proceeds from Federal Home Loan Bank advances                              --        11,000        24,000
  Repayments of Federal Home Loan Bank advances                          (3,662)      (18,179)      (29,680)
  Proceeds from exercise of stock options                                    38            51            --
  Purchase of treasury shares                                              (380)         (936)         (912)
  Cash dividends paid on common stock                                      (459)         (446)         (427)
                                                                       --------      --------      --------
         Net cash provided by (used in) financing activities              4,346        (3,986)        6,012
                                                                       --------      --------      --------

Net increase (decrease) in cash and cash equivalents                       (973)        3,876         6,921

Cash and cash equivalents at beginning of year                           13,216         9,340         2,419
                                                                       --------      --------      --------

Cash and cash equivalents at end of year                               $ 12,243      $ 13,216      $  9,340
                                                                       ========      ========      ========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
    Federal income taxes                                               $    600      $    250      $    651
                                                                       ========      ========      ========

    Interest on deposits and borrowings                                $  2,970      $  3,940      $  5,553
                                                                       ========      ========      ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of applicable tax effects                  $    (11)     $    (36)     $    390
                                                                       ========      ========      ========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                  $    465      $    202      $     74
                                                                       ========      ========      ========

  Transfers from loans to real estate acquired through foreclosure     $    161      $     --      $    125
                                                                       ========      ========      ========

The accompanying notes are an integral part of these statements.

                            FFD FINANCIAL CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      FFD Financial Corporation (the "Corporation") is a savings and loan holding company whose activities are primarily limited to holding the stock of its wholly-owned subsidiary, First Federal Community Bank (the "Bank"). The Bank conducts a general banking business in north central Ohio which consists of attracting deposits from the general public and applying those funds to the origination of loans for residential, consumer and nonresidential purposes. The Bank's profitability is significantly dependent on net interest income, which is the difference between interest income generated from interest-earning assets (i.e. loans and investments) and the interest expense paid on interest-bearing liabilities (i.e. customer deposits and borrowed funds). Net interest income is affected by the relative amount of interest-earning assets and interest-bearing liabilities and the interest received or paid on these balances. The level of interest rates paid or received by the Bank can be significantly influenced by a number of environmental factors, such as governmental monetary policy, that are outside of management's control.

      The consolidated financial information presented herein has been prepared in accordance with accounting principles generally accepted in the United States of America ("U. S. GAAP") and general accounting practices within the financial services industry. In preparing consolidated financial statements in accordance with U. S. GAAP, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from such estimates.

      A summary of significant accounting policies which have been consistently applied in the preparation of the accompanying consolidated financial statements follows:

      1. Principles of Consolidation

      The accompanying consolidated financial statements include the accounts of the Corporation, the Bank and the Bank's wholly-owned subsidiary, Dover Service Corporation ("Dover"). At June 30, 2003 and 2002, Dover's principal assets consisted of an investment in the stock of the Bank's data processor and a deposit account in the Bank. All intercompany balances and transactions have been eliminated in the accompanying consolidated financial statements.

      2. Investment Securities and Mortgage-backed Securities

      The Corporation accounts for investment and mortgage-backed securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 requires that investments be categorized as held-to-maturity, trading, or available for sale. Securities classified as held-to-maturity are carried at cost only if the Corporation has the positive intent and ability to hold these securities to maturity. Trading securities and securities designated as available for sale are carried at fair value with resulting unrealized gains or losses recorded to operations or shareholders' equity, respectively.

      Realized gains and losses on sales of securities are recognized using the specific identification method.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      3. Loans Receivable

      Loans are stated at the principal balance outstanding, reduced by deferred loan origination fees and the allowance for loan losses. Interest is accrued as earned unless the collectibility of the loan is in doubt. Interest on loans that are contractually past due is charged off, or an allowance is established based on management's periodic evaluation. The allowance is established by a charge to interest income equal to all interest previously accrued, and income is subsequently recognized only to the extent that cash payments are received until, in management's judgment, the borrower's ability to make periodic interest and principal payments has returned to normal, in which case the loan is returned to accrual status. If the ultimate collectibility of the loan is in doubt, in whole or in part, all payments received on nonaccrual loans are applied to reduce principal until such doubt is eliminated.

      Loans held for sale are carried at the lower of cost or market, determined in the aggregate. In computing cost, deferred loan origination fees are deducted from the principal balance of the related loan. At June 30, 2003 and 2002, loans held for sale were carried at cost.

      The Bank retains the servicing on loans sold and agrees to remit to the investor loan principal and interest at agreed-upon rates. The Bank recognizes rights to service mortgage loans for others pursuant to SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." In accordance with SFAS No. 140, an institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained must allocate some of the cost of the loans to the mortgage servicing rights.

      Capitalized mortgage servicing rights and capitalized excess servicing receivables are required to be assessed for impairment. Impairment is measured based on fair value. The mortgage servicing rights recorded by the Bank were segregated into pools for valuation purposes, using as pooling criteria the loan term and coupon rate. Once pooled, each grouping of loans was evaluated on a discounted earnings basis to determine the present value of future earnings that a purchaser could expect to realize from each portfolio. Earnings were projected from a variety of sources including loan servicing fees, interest earned on float, net interest earned on escrows, miscellaneous income, and costs to service the loans. The present value of future earnings is the "economic" value for the pool, i.e., the net realizable present value to an acquirer of the acquired servicing.

      The Bank recorded amortization related to mortgage servicing rights totaling approximately $174,000, $39,000 and $15,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Additionally, the Bank recorded an impairment charge on mortgage servicing rights totaling $61,000 in the fiscal year ended June 30, 2003. At June 30, 2003, the carrying value of the Corporation's mortgage servicing rights, which approximated fair value was $517,000. At June 30, 2002, the fair value and carrying value of the Corporation's mortgage servicing rights were $298,000 and $287,000, respectively.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      4. Loan Origination Fees

      The Bank accounts for loan origination fees in accordance with SFAS No. 91 "Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases." Pursuant to the provisions of SFAS No. 91, origination fees received from loans, net of certain direct origination costs, are deferred and amortized to interest income using the level-yield method, giving effect to actual loan prepayments. Additionally, SFAS No. 91 generally limits the definition of loan origination costs to the direct costs attributable to originating a loan, i.e., principally actual personnel costs. Fees received for loan commitments that are expected to be drawn upon, based on the Bank's experience with similar commitments, are deferred and amortized over the life of the loan using the level-yield method. Fees for other loan commitments are deferred and amortized over the loan commitment period on a straight-line basis.

      5. Allowance for Loan Losses

      It is the Bank's policy to provide valuation allowances for estimated losses on loans based on past loan loss experience, changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower's ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. When the collection of a loan becomes doubtful, or otherwise troubled, the Bank records a charge-off equal to the difference between the fair value of the property securing the loan and the loan's carrying value. Major loans and major lending areas are reviewed periodically to determine potential problems at an early date. The allowance for loan losses is increased by charges to earnings and decreased by charge-offs (net of recoveries).

      The Bank accounts for impaired loans in accordance with SFAS No. 114, "Accounting by Creditors for Impairment of a Loan," which requires that impaired loans be measured based upon the present value of expected future cash flows discounted at the loan's effective interest rate or, as an alternative, at the loan's observable market price or fair value of the collateral if the loan is collateral dependent.

      A loan is defined under SFAS No. 114 as impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. In applying the provisions of SFAS No. 114, the Bank considers its investment in one- to four-family residential loans and consumer installment loans to be homogeneous and therefore excluded from separate identification for evaluation of impairment. With respect to the Bank's investment in nonresidential, commercial and multi-family residential real estate loans, and its evaluation of impairment thereof, such loans are generally collateral-dependent and, as a result, are carried as a practical expedient at the lower of cost or fair value.

      Collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under SFAS No. 114 at that time.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      5. Allowance for Loan Losses (continued)

      The Bank's impaired loan information is as follows at June 30:

                                                               2003        2002
                                                                (In thousands)

      Impaired loans with related allowance                   $2,244      $  459
      Impaired loans with no related allowance                    --          --
                                                              ------      ------

           Total impaired loans                               $2,244      $  459
                                                              ======      ======

      The Bank's average balance of impaired loans was $561,000 in fiscal 2003. Interest income recognized on impaired loans totaled $100,000 for the fiscal year ended June 30, 2003. The Bank allocated $448,000 of its general valuation allowance to the impaired loans.

      6. Real Estate Acquired through Foreclosure

      Real estate acquired through foreclosure is carried at the lower of the loan's unpaid principal balance (cost) or fair value less estimated selling expenses at the date of acquisition. Real estate loss provisions are recorded if the properties' fair value subsequently declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement of property are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred.

      7. Office Premises and Equipment

      Office premises and equipment are carried at cost and include expenditures which extend the useful lives of existing assets. Maintenance, repairs and minor renewals are expensed as incurred. For financial reporting, depreciation and amortization are provided on the straight-line method over the useful lives of the assets, estimated to be between twenty and thirty years for buildings, ten to thirty years for building improvements and five to ten years for furniture and equipment. An accelerated method is used for tax reporting purposes.

      8. Federal Income Taxes

      The Corporation accounts for federal income taxes pursuant to SFAS No. 109, "Accounting for Income Taxes." In accordance with SFAS No. 109, a deferred tax liability or deferred tax asset is computed by applying the current statutory tax rates to net taxable or deductible temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated financial statements that will result in net taxable or deductible amounts in future periods. Deferred tax assets are recorded only to the extent that the amount of net deductible temporary differences or carryforward attributes may be utilized against current period earnings, carried back against prior years' earnings, offset against taxable temporary differences reversing in future periods, or utilized to the extent of management's estimate of future taxable income. A valuation allowance is provided for deferred tax assets to the extent that the value of net

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      8. Federal Income Taxes (continued)

      deductible temporary differences and carryforward attributes exceeds management's estimates of taxes payable on future taxable income. Deferred tax liabilities are provided on the total amount of net temporary differences taxable in the future.

      The Corporation's principal temporary differences between pretax financial income and taxable income result primarily from the different methods of accounting for deferred loan origination fees, Federal Home Loan Bank stock dividends, mortgage servicing rights, general loan loss allowances, percentage of earnings bad debt deductions and certain components of retirement expense. A temporary difference is also recognized for depreciation expense computed using accelerated methods for federal income tax purposes.

      9. Benefit Plans

      The Corporation has an Employee Stock Ownership Plan ("ESOP"), which provides retirement benefits for substantially all employees who have completed one year of service and have attained the age of 21. The Corporation accounts for the ESOP in accordance with Statement of Position ("SOP") 93-6, "Employers' Accounting for Employee Stock Ownership Plans." SOP 93-6 requires the measure of compensation expense recorded by employers to equal the fair value of ESOP shares allocated to participants during a fiscal year. Expense recognized related to the ESOP totaled approximately $167,000, $155,000 and $119,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      Additionally, during fiscal 1997, the Bank adopted a Recognition and Retention Plan ("RRP"). The Bank funded the RRP through the purchase of 40,600 shares of the Corporation's common stock in the open market. The Bank has awarded 30,871 shares under the RRP which vest over a five-year period. A provision of $10,000, $32,000 and $66,000 related to the RRP was charged to expense for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

      10. Earnings Per Share

      Basic earnings per share is computed based upon weighted-average common shares outstanding less shares in the ESOP which are unallocated and not committed to be released. Weighted-average shares outstanding gives effect to a reduction for 52,687, 65,861 and 79,035 unallocated shares held by the ESOP for the fiscal years ended June 30, 2003, 2002 and 2001, respectively. Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued under the Corporation's stock option plan. The computations are as follows:

                                                 2003        2002         2001
      Weighted-average common shares
        outstanding (basic)                    1,167,450   1,183,697   1,278,968
      Dilutive effect of  assumed exercise
        of stock options                          27,290      22,862         227
                                               ---------   ---------   ---------
      Weighted-average common shares
        outstanding (diluted)                  1,194,740   1,206,559   1,279,195
                                               =========   =========   =========

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      10. Earnings Per Share (continued)

      Options to purchase 105,563 shares of common stock with a weighted-average exercise price of $9.24 were outstanding at June 30, 2001, but were excluded from the computation of common share equivalents for the fiscal year ended June 30, 2001, because the exercise prices were greater than the average market price of the common shares.

      11. Stock Option Plan

      The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of 169,838 adjusted shares of authorized but unissued shares of common stock.

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

      During fiscal 2001, the Corporation canceled and reissued grants of stock options to certain option grant holders. The Corporation recorded expense related to these grants totaling $26,000, $24,000 and $3,000 in fiscal 2003, 2002 and 2001, respectively.

      The Corporation applies APB Opinion No. 25 and related Interpretations in accounting for its Plan. Accordingly, no compensation cost has been recognized with respect to original grants of shares under the Plan. Had compensation cost for the Plan been determined based on the fair value at the grant date in a manner consistent with the accounting method utilized in SFAS No. 123, then the Corporation's consolidated net earnings and earnings per share for the fiscal years ended June 30, 2003, 2002 and 2001, would have been reduced to the pro forma amounts indicated below:

                                                      2003     2002       2001

      Net earnings (In thousands)    As reported     $1,032   $1,113     $1,101
                                                     ======   ======     ======

                                       Pro-forma     $1,021   $1,095     $1,045
                                                     ======   ======     ======

      Earnings per share
        Basic                        As reported     $  .88   $  .94     $  .86
                                                     ======   ======     ======

                                       Pro-forma     $  .87   $  .92     $  .82
                                                     ======   ======     ======

        Diluted                      As reported     $  .86   $  .92     $  .86
                                                     ======   ======     ======

                                       Pro-forma     $  .85   $  .90     $  .81
                                                     ======   ======     ======

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      11. Stock Option Plan (continued)

      The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002 and 2001: dividend yield of 2.8%, 3.5% and 4.0%; expected volatility of 31.6%, 36.7% and 23.5%; a risk-free interest rate of 4.1%, 3.0% and 5.0%, respectively, and an expected life of ten years for all grants.

      A summary of the status of the Corporation's stock option plan as of June 30, 2003, 2002 and 2001, and changes during the years then ended are presented below:

                                                    2003                     2002                     2001
                                                       Weighted-                Weighted-                Weighted-
                                                         average                  average                  average
                                                        exercise                 exercise                 exercise
                                              Shares       price       Shares       price       Shares       price
      Outstanding at beginning of year       104,385      $ 9.25      108,563      $ 9.22      109,538      $ 9.36
      Granted                                 14,920       10.94        2,000       12.00        3,000        8.38
      Exercised                               (4,122)       9.17       (5,578)       9.14           --          --
      Forfeited                                   --          --         (600)      14.59       (3,975)      12.43
                                            --------      ------     --------      ------     --------      ------

      Outstanding at end of year             115,183      $ 9.47      104,385      $ 9.25      108,563      $ 9.22
                                            ========      ======     ========      ======     ========      ======

      Options exercisable at year-end         91,809      $ 9.22       90,604      $ 9.21       73,612      $ 9.14
                                            ========      ======     ========      ======     ========      ======
      Weighted-average fair value of
        options granted during the year                   $ 3.92                   $ 3.59                   $ 1.82
                                                          ======                   ======                   ======

      The following information applies to options outstanding at June 30, 2003:

    Number outstanding                                                   115,183
    Range of exercise prices                                       $8.375-$12.48
    Weighted-average exercise price                                        $9.47
    Weighted-average remaining contractual life in years               4.8 years

      12. Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents includes cash and due from banks and interest-bearing deposits in other financial institutions with original terms to maturity of less than ninety days.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      13. Fair Value of Financial Instruments

      SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

      The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

      The following methods and assumptions were used by the Corporation in estimating its fair value disclosures for financial instruments at June 30, 2003 and 2002:

            Cash and cash equivalents: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

            Investment and mortgage-backed securities: For investment and mortgage-backed securities, fair value is deemed to equal the quoted market price.

            Loans receivable: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The historical carrying amount of accrued interest on loans is deemed to approximate fair value.

            Federal Home Loan Bank stock: The carrying amount presented in the consolidated statements of financial condition is deemed to approximate fair value.

            Deposits: The fair value of NOW accounts, passbook accounts, and money market deposits is deemed to approximate the amount payable on demand. Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

            Advances from the Federal Home Loan Bank: The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

            Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The difference between the fair value and notional amount of outstanding loan commitments at June 30, 2003 and 2002 was not material.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      13. Fair Value of Financial Instruments (continued)

      Based on the foregoing methods and assumptions, the carrying value and fair value of the Corporation's financial instruments at June 30, 2003 and 2002 are as follows:

                                                             2003                      2002
                                                     Carrying         Fair     Carrying         Fair
                                                        value        value        value        value
                                                                     (In thousands)
      Financial assets
        Cash and cash equivalents                    $ 12,243     $ 12,243     $ 13,216     $ 13,216
        Investment securities                           1,502        1,502        2,047        2,047
        Mortgage-backed securities                      1,483        1,519        3,157        3,199
        Loans receivable                              115,966      111,147      107,055      105,034
        Federal Home Loan Bank stock                    1,967        1,967        1,885        1,885
                                                     --------     --------     --------     --------

                                                     $133,161     $128,378     $127,360     $125,381
                                                     ========     ========     ========     ========

      Financial liabilities
        Deposits                                     $104,351     $102,609     $ 95,542     $ 92,977
        Advances from the Federal Home Loan Bank       13,891       14,298       17,553       17,942
                                                     --------     --------     --------     --------

                                                     $118,242     $116,907     $113,095     $110,919
                                                     ========     ========     ========     ========

      14. Advertising

      Advertising costs are expensed when incurred. The Corporation's advertising expense for the fiscal years ended June 30, 2003, 2002 and 2001 totaled $140,000, $101,000 and $49,000, respectively.

      15. Effects of Recent Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 carries over the recognition and measurement provisions in SFAS No. 121. Accordingly, an entity must recognize an impairment loss if the carrying value of a long-lived asset or asset group (a) is not recoverable and (b) exceeds its fair value. Similar to SFAS No. 121, SFAS No. 144 requires an entity to test an asset or asset group for impairment whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. SFAS No. 144 differs from SFAS No. 121 in that it provides guidance on estimating future cash flows to test recoverability. An entity may use either a probability-weighted approach or best-estimate approach in developing estimates of cash flows to test recoverability. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. Management adopted SFAS No. 144 effective July 1, 2002, without material effect on the Corporation's financial condition or results of operations.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      15. Effects of Recent Accounting Pronouncements (continued)

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 provides financial accounting and reporting guidance for costs associated with exit or disposal activities, including one-time termination benefits, contract termination costs other than for a capital lease, and costs to consolidate facilities or relocate employees. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. Management adopted SFAS No. 146 effective January 1, 2003, without material effect on the Corporation's financial condition or results of operations.

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

      In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for fiscal years beginning after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. Management adopted the disclosure provisions of SFAS No. 148 effective March 31, 2003, without material effect on the Corporation's financial position, results of operations or cash flows.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      15. Effects of Recent Accounting Pronouncements (continued)

      In January 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation adopted the disclosure provisions of FIN 46 effective January 31, 2003. The Corporation has no variable interest entities, therefore management does not expect FIN 46 to have a material effect on the Corporation's financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable; amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

      The guidance in Statement 149 is generally effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date.

      Management does not expect SFAS No. 149 to have a material effect on the Corporation's financial position or results of operations.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

      15. Effects of Recent Accounting Pronouncements (continued)

      SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and, with one exception, is effective at the beginning of the first interim period beginning after June 15, 2003 (July 1, 2003 as to the Corporation). The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management does not expect SFAS No. 150 to have a material effect on the Corporation's financial statements.

      16. Reclassifications

      Certain prior year amounts have been reclassified to conform to the 2003 consolidated financial statement presentation.

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES

      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities at June 30, 2003 and 2002, are as follows:

                                                                             June 30, 2003
                                                                           Gross            Gross         Estimated
                                                    Amortized         unrealized       unrealized              fair
                                                         cost              gains           losses             value
                                                                              (In thousands)
      Available for sale:
        U.S. Government agency obligations             $1,501             $    1             $ --             $1,502
                                                       ======             ======             ====             ======

                                                                              June 30, 2002
                                                                           Gross            Gross         Estimated
                                                    Amortized         unrealized       unrealized              fair
                                                         cost              gains           losses             value
                                                                              (In thousands)
      Available for sale:
        U.S. Government agency obligations             $2,038             $    9             $ --             $2,047
                                                       ======             ======             ====             ======

      The U. S. Government agency obligations designated as available for sale at June 30, 2003, are scheduled to mature in fiscal 2009 and thereafter.

      The U. S. Government agency obligations designated as available for sale at June 30, 2002, were scheduled to mature in the fiscal year ended June 30, 2011.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

      The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair value of mortgage-backed securities at June 30, 2003 and 2002, are shown below:

                                                                             2003
                                                                       Gross         Gross      Estimated
                                                     Amortized    unrealized    unrealized           fair
                                                          cost         gains        losses          value
                                                                        (In thousands)
      Held to maturity:
        Federal Home Loan Mortgage
          Corporation participation certificates        $  491        $   20        $   --         $  511
        Government National Mortgage
          Association participation certificates           160            16            --            176
                                                        ------        ------        ------         ------
           Total mortgage-backed securities
             held to maturity                              651            36            --            687

      Available for sale:
        Federal National Mortgage
          Association participation certificates           490             5            (2)           493
        Federal Home Loan Mortgage
          Corporation participation certificates            42             1            --             43
        Government National Mortgage
          Association participation certificates           288             8            --            296
                                                        ------        ------        ------         ------
           Total mortgage-backed securities
             available for sale                            820            14            (2)           832
                                                        ------        ------        ------         ------

           Total mortgage-backed securities             $1,471        $   50        $   (2)        $1,519
                                                        ======        ======        ======         ======

                                                                             2002
                                                                       Gross         Gross      Estimated
                                                     Amortized    unrealized    unrealized           fair
                                                          cost         gains        losses          value
                                                                        (In thousands)
      Held to maturity:
        Federal Home Loan Mortgage
          Corporation participation certificates        $1,041        $   16        $   (1)        $1,056
        Government National Mortgage
          Association participation certificates           565            27            --            592
                                                        ------        ------        ------         ------
           Total mortgage-backed securities
             held to maturity                            1,606            43            (1)         1,648

      Available for sale:
        Federal National Mortgage
          Association participation certificates           858            11            (3)           866
        Federal Home Loan Mortgage
          Corporation participation certificates           129            --            --            129
        Government National Mortgage
          Association participation certificates           544            12            --            556
                                                        ------        ------        ------         ------
           Total mortgage-backed securities
             available for sale                          1,531            23            (3)         1,551
                                                        ------        ------        ------         ------

           Total mortgage-backed securities             $3,137        $   66        $   (4)        $3,199
                                                        ======        ======        ======         ======

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE B - INVESTMENTS AND MORTGAGE-BACKED SECURITIES (continued)

      The amortized cost of mortgage-backed securities, including those designated as available for sale at June 30, 2003, by contractual term to maturity are shown below. Expected maturities will differ from contractual maturities because borrowers may generally prepay obligations without prepayment penalties.

                                                                     Amortized
                                                                       cost
                                                                  (In thousands)

      Due within five years                                           $  102
      Due within five to ten years                                       191
      Due after ten years                                              1,178
                                                                      ------

                                                                      $1,471
                                                                      ======

      As of June 30, 2003, mortgage-backed securities and investment securities totaling $2.2 million were pledged to secure public deposits.

      Proceeds from sales of mortgage-backed securities amounted to $5.1 million during the fiscal year ended June 30, 2002, resulting in gross realized gains of $67,000.

NOTE C - LOANS RECEIVABLE

      The composition of the loan portfolio at June 30, 2003 and 2002 is as follows:

                                                           2003             2002
                                                             (In thousands)
      Residential real estate
        One- to four-family                            $ 62,396        $ 64,560
        Multi-family                                      4,905           5,354
      Nonresidential real estate and land                28,488          24,917
      Commercial loans - secured                         19,002          10,818
      Commercial loans - unsecured                          452             448
      Consumer and other loans                            2,352           1,604
      Deferred loan origination costs                       121              --
                                                       --------        --------
                                                        117,716         107,701
      Less:
        Undisbursed portion of loans in process           2,699             269
        Deferred loan origination fees                       --               1
        Allowance for loan losses                           818             713
                                                       --------        --------

                                                       $114,199        $106,718
                                                       ========        ========

      The Bank's lending efforts have historically focused on one- to four-family and multi-family residential real estate loans, which comprise approximately $64.6 million, or 57%, of the total loan portfolio at June 30, 2003, and approximately $69.6 million, or 65%, of the total loan portfolio at June 30, 2002. Generally, such loans have been underwritten on the basis of no more than an 80% loan-to-value ratio, which has historically provided the Bank with adequate collateral coverage in the event of default. Nevertheless, the Bank, as with any lending institution, is subject to the risk that real estate values could deteriorate in its primary lending area of north central Ohio, thereby impairing collateral values. However, management is of the belief that real estate values in the Bank's primary lending area are presently stable.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE C - LOANS RECEIVABLE (continued)

      As discussed previously, the Bank has sold whole loans and participating interests in loans in the secondary market, generally retaining servicing on the loans sold. Loans sold and serviced for others totaled approximately $58.9 million and $31.8 million at June 30, 2003 and 2002, respectively.

      In the ordinary course of business, the Bank has made loans to some of its directors and officers and their related business interests. In the opinion of management, such loans are consistent with sound lending practices and are within applicable regulatory lending limitations. The balance of such loans totaled approximately $2.2 million and $409,000 at June 30, 2003 and 2002, respectively.

NOTE D - ALLOWANCE FOR LOAN LOSSES

      The activity in the allowance for loan losses is summarized as follows for the years ended June 30, 2003, 2002 and 2001:

                                               2003          2002          2001
                                                       (In thousands)

      Beginning balance                       $ 713         $ 564         $ 375
      Provision for losses on loans             131           150           201
      Loan charge-offs                          (26)           (1)          (12)
                                              -----         -----         -----

      Ending balance                          $ 818         $ 713         $ 564
                                              =====         =====         =====

      As of June 30, 2003, the Bank's allowance for loan losses was comprised solely of a general loan loss allowance, which is includible as a component of regulatory risk-based capital.

      Nonperforming and impaired loans totaled $2.2 million, $622,000 and $105,000, respectively at June 30, 2003, 2002 and 2001. Interest income that would have been recognized had nonaccrual loans performed pursuant to contractual terms totaled approximately $45,000, $13,000 and $3,000 for the fiscal years ended June 30, 2003, 2002 and 2001, respectively.

NOTE E - OFFICE PREMISES AND EQUIPMENT

      Office premises and equipment at June 30, 2003 and 2002 is comprised of the following:

                                                               2003         2002
                                                                (In thousands)

      Land                                                   $  488       $  488
      Buildings and improvements                              1,424        1,389
      Furniture and equipment                                 1,160          851
                                                             ------       ------
                                                              3,072        2,728
        Less accumulated depreciation and
          amortization                                          938          736
                                                             ------       ------

                                                             $2,134       $1,992
                                                             ======       ======

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE F - DEPOSITS

      Deposits consist of the following major classifications at June 30, 2003 and 2002:

      Deposit type and weighted-                  2003                       2002
      average interest rate                Amount          %         Amount         %
                                                     (Dollars in thousands)
      Demand deposit accounts             $  7,867        7.5%      $  4,908        5.1%
      NOW accounts
        2003 - 0.20%                        12,981       12.5
        2002 - 0.35%                                                  11,343       11.9
      Passbook
        2003 - 0.83%                        32,229       30.9
        2002 - 1.59%                                                  29,623       31.0
                                          --------      -----       --------      -----
      Total demand, transaction and
        passbook deposits                   53,077       50.9         45,874       48.0

      Certificates of deposit
        Original maturities of:
          Less than 12 months
            2003 - 1.29%                     2,174        2.1
            2002 - 2.07%                                               3,993        4.2
         12 months to 29 months
            2003 - 2.50%                    14,524       13.9
            2002 - 4.08%                                              19,550       20.5
         30 months to 47 months
            2003 - 4.42%                    19,082       18.3
            2002 - 4.74%                                              13,024       13.6
         48 months to 60 months
            2003 - 3.60%                       984        0.9             --         --
      Balances in excess of $100,000
            2003 - 3.39%                     7,832        7.5
            2002 - 3.40%                                               8,047        8.4
      Individual retirement accounts
          2003 - 3.44%                       6,678        6.4
          2002 - 4.60%                                                 5,054        5.3
                                          --------      -----       --------      -----

      Total certificates of deposit         51,274       49.1         49,668       52.0
                                          --------      -----       --------      -----

      Total deposit accounts              $104,351      100.0%      $ 95,542      100.0%
                                          ========      =====       ========      =====

      Interest expense on deposits for the years ended June 30, 2003, 2002 and 2001 is summarized as follows:

                                                  2003         2002         2001
                                                         (In thousands)

      Passbook                                  $  365       $  586       $  960
      NOW accounts                                  38           36           39
      Certificates of deposit                    1,979        2,496        2,931
                                                ------       ------       ------

                                                $2,382       $3,118       $3,930
                                                ======       ======       ======

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE F - DEPOSITS (continued)

      Maturities of outstanding certificates of deposit at June 30, 2003 and 2002 are summarized as follows:

                                                            2003            2002
                                                             (In thousands)

      Less than one year                                 $24,023         $29,351
      One year to three years                             25,315          20,317
      Three years to five years                            1,936              --
                                                         -------         -------

                                                         $51,274         $49,668
                                                         =======         =======

NOTE G - ADVANCES FROM THE FEDERAL HOME LOAN BANK

      Advances from the Federal Home Loan Bank, collateralized at June 30, 2003 by a pledge of certain residential mortgage loans totaling $17.4 million and the Bank's investment in Federal Home Loan Bank stock, are summarized as follows:

      Interest             Maturing in year
      rate                  ending June 30,              2003            2002
                                                       (Dollars in thousands)

      1.11% - 1.77%              2004                 $ 2,500         $ 2,500
      8.15%                      2005                       5               8
      5.06% - 5.65%              2009                   5,626           5,727
      1.94% - 6.10%              After 2009             5,760           9,318
                                                      -------         -------

                                                      $13,891         $17,553
                                                      =======         =======

      Weighted-average interest rate                     3.95%           3.67%
                                                         ====            ====

NOTE H - FEDERAL INCOME TAXES

      Federal income taxes differ from the amounts computed at the statutory corporate tax rate for the years ended June 30, 2003, 2002 and 2001 as follows:

                                                                   2003         2002         2001
                                                                      (Dollars in thousands)
      Federal income taxes at statutory rate                      $ 532        $ 573        $ 565
      Increase (decrease) in taxes resulting primarily from:
        Nontaxable interest income                                   (2)          (4)          (6)
        Other                                                         4            4            1
                                                                  -----        -----        -----
      Federal income taxes per consolidated
        financial statements                                      $ 534        $ 573        $ 560
                                                                  =====        =====        =====

      Effective tax rate                                           34.1%        34.0%        33.7%
                                                                  =====        =====        =====

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE H - FEDERAL INCOME TAXES (continued)

      The composition of the Corporation's net deferred tax liability at June 30, 2003 and 2002 is as follows:

      Taxes (payable) refundable on temporary                     2003     2002
      differences at statutory rate:                             (In thousands)

      Deferred tax assets:
        Retirement expense                                       $  81    $  72
        General loan loss allowance                                278      243
        Other                                                       12        6
                                                                 -----    -----
           Deferred tax assets                                     371      321

      Deferred tax liabilities:
        Deferred loan origination costs                            (85)     (54)
        Federal Home Loan Bank stock dividends                    (283)    (255)
        Difference between book and tax depreciation               (32)     (35)
        Unrealized gains on securities designated as available
          for sale                                                  (5)     (10)
        Percentage of earnings bad debt deduction                   (8)     (24)
        Mortgage servicing rights                                 (175)     (97)
                                                                 -----    -----
           Deferred tax liabilities                               (588)    (475)
                                                                 -----    -----

           Net deferred tax liability                            $(217)   $(154)
                                                                 =====    =====

      Prior to fiscal 1997, the Bank was allowed a special bad debt deduction generally limited to 8% of otherwise taxable income and subject to certain limitations based on aggregate loans and deposit account balances at the end of the year. If the amounts that qualified as deductions for federal income taxes are later used for purposes other than bad debt losses, including distributions in liquidation, such distributions will be subject to federal income taxes at the then current corporate income tax rate. Retained earnings at June 30, 2003, include approximately $1.7 million for which federal income taxes have not been provided. The amount of unrecognized deferred tax liability relating to the cumulative bad debt deduction was approximately $550,000 at June 30, 2003.

      The Bank is required to recapture as taxable income approximately $281,000 of its tax bad debt reserve, which represents the post-1987 additions to the reserve, and will be unable to utilize the percentage of earnings method to compute its bad debt deduction in the future. The Bank has provided deferred taxes for this amount and began to amortize the recapture of the bad debt reserve into taxable income over a six year period in fiscal 1998.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE I - LOAN COMMITMENTS

      The Bank is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers, including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the consolidated statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Bank's involvement in such financial instruments.

      The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as those utilized for on-balance-sheet instruments.

      At June 30, 2003, the Bank had outstanding commitments of approximately $7.5 million to originate loans. Additionally, the Bank was obligated under unused lines of credit under home equity loans totaling $10.5 million and unused lines of credit under commercial loans of $9.0 million. In the opinion of management, all loan commitments equaled or exceeded prevailing market interest rates as of June 30, 2003, and will be funded from normal cash flow from operations.

NOTE J - REGULATORY CAPITAL

      The Bank is subject to minimum regulatory capital standards promulgated by the Office of Thrift Supervision (the "OTS"). Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      The minimum capital standards of the OTS generally require the maintenance of regulatory capital sufficient to meet each of three tests, hereinafter described as the tangible capital requirement, the core capital requirement and the risk-based capital requirement. The tangible capital requirement provides for minimum tangible capital (defined as shareholders' equity less all intangible assets) equal to 1.5% of adjusted total assets. The core capital requirement provides for minimum core capital (tangible capital plus certain forms of supervisory goodwill and other qualifying intangible assets) generally equal to 4.0% of adjusted total assets, except for those associations with the highest examination rating and acceptable levels of risk. The risk-based capital requirement provides for the maintenance of core capital plus general loss allowances equal to 8.0% of risk-weighted assets. In computing risk-weighted assets, the Bank multiplies the value of each asset on its statement of financial condition by a defined risk-weighting factor, e.g., one- to four-family residential loans carry a risk-weighted factor of 50%.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE J - REGULATORY CAPITAL (continued)

      During fiscal 2003, the Bank was notified by the OTS that it was categorized as "well-capitalized" under the regulatory framework for prompt corrective action. Management does not believe there have been any changes in facts and circumstances that would change the Bank's capital category. To be categorized as "well-capitalized" the Bank must maintain minimum capital ratios as set forth in the following tables.

      As of June 30, 2003 and 2002, management believes that the Bank met all capital adequacy requirements to which it was subject.

                                                                  As of June 30, 2003
                                                                                                   To be "well-
                                                                                                capitalized" under
                                                                       For capital               prompt corrective
                                               Actual              adequacy purposes            action provisions
                                          ----------------         -----------------            -----------------
                                           Amount    Ratio           Amount    Ratio             Amount     Ratio
                                                                 (Dollars in thousands)
      Tangible capital                    $15,666    11.5%         =>$2,035    =>1.5%          =>$6,785    => 5.0%

      Core capital                        $15,666    11.5%         =>$5,428    =>4.0%          =>$8,142    => 6.0%

      Risk-based capital                  $16,484    18.4%         =>$7,177    =>8.0%          =>$8,971    =>10.0%

                                                                  As of June 30, 2002
                                                                                                   To be "well-
                                                                                               capitalized" under
                                                                      For capital               prompt corrective
                                               Actual              adequacy purposes            action provisions
                                          ----------------         -----------------            -----------------
                                           Amount    Ratio          Amount     Ratio            Amount       Ratio
                                                                 (Dollars in thousands)
      Tangible capital                    $15,129    11.6%         =>$1,956    =>1.5%          =>$6,519     => 5.0%

      Core capital                        $15,129    11.6%         =>$5,215    =>4.0%          =>$7,822     => 6.0%

      Risk-based capital                  $15,842    17.5%         =>$7,225    =>8.0%          =>$9,031     =>10.0%

      The Bank's management believes that, under the current regulatory capital regulations, the Bank will continue to meet its minimum capital requirements in the foreseeable future. However, events beyond the control of the Bank, such as increased interest rates or a downturn in the economy in the Bank's market area, could adversely affect future earnings and, consequently, the ability to meet future minimum regulatory capital requirements.

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE K - CONDENSED FINANCIAL STATEMENTS OF FFD FINANCIAL CORPORATION

      The following condensed financial statements summarize the financial position of FFD Financial Corporation as of June 30, 2003 and 2002, and the results of its operations and its cash flows for the years ended June 30, 2003, 2002 and 2001.

                            FFD FINANCIAL CORPORATION
                        STATEMENTS OF FINANCIAL CONDITION
                             June 30, 2003 and 2002
                                 (In thousands)

            ASSETS                                                   2003        2002
      Cash and due from banks                                     $   407     $   532
      Loan receivable from ESOP                                       523         635
      Investment in First Federal Community Bank                   15,726      15,176
      Accrued interest receivable                                      12          12
      Prepaid federal income taxes                                    239         181
      Prepaid expenses and other assets                                11           5
                                                                  -------     -------

           Total assets                                           $16,918     $16,541
                                                                  =======     =======

           SHAREHOLDERS' EQUITY

      Shareholders' equity
        Common stock and additional paid-in capital               $ 7,889     $ 7,861
        Retained earnings                                          12,202      11,629
        Unrealized gains on securities designated as available
          for sale, net of related tax effects                          8          19
        Shares acquired by stock benefit plans                       (559)       (677)
        Treasury shares - at cost                                  (2,622)     (2,291)
                                                                  -------     -------

           Total shareholders' equity                             $16,918     $16,541
                                                                  =======     =======

                            FFD FINANCIAL CORPORATION
                             STATEMENTS OF EARNINGS
                     Year ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                           2003       2002       2001
      Revenue
        Interest income                                  $   17     $   30     $   34
        Equity in earnings of subsidiary                  1,153      1,221      1,233
                                                         ------     ------     ------
           Total revenue                                  1,170      1,251      1,267

      General and administrative expenses                   196        194        234
                                                         ------     ------     ------

           Earnings before income tax credits               974      1,057      1,033

      Federal income tax credits                            (58)       (56)       (68)
                                                         ------     ------     ------

           NET EARNINGS                                  $1,032     $1,113     $1,101
                                                         ======     ======     ======

                            FFD FINANCIAL CORPORATION

                          June 30, 2003, 2002 and 2001

NOTE K - CONDENSED FINANCIAL STATEMENTS OF FFD FINANCIAL CORPORATION (continued)

                            FFD FINANCIAL CORPORATION
                            STATEMENTS OF CASH FLOWS
                     Year ended June 30, 2003, 2002 and 2001
                                 (In thousands)

                                                                    2003        2002        2001
      Cash provided by (used in) operating activities:
        Net earnings for the year                                $ 1,032     $ 1,113     $ 1,101
        Adjustments to reconcile net earnings to net
        cash provided by (used in) operating activities:
          Distributions from subsidiary in excess of earnings         --          --         967
          Undistributed earnings of subsidiary                      (403)       (221)         --
          Increase (decrease) in cash due to changes in:
            Prepaid expenses and other assets                         (7)         (2)         29
            Prepaid federal income taxes                             (58)        (56)        (68)
                                                                 -------     -------     -------
            Net cash provided by operating activities                564         834       2,029

      Cash flows provided by investing activities:
        Proceeds from repayment of loan to ESOP                      112         105          98

      Cash flows provided by (used in) financing activities:
        Proceeds from other borrowed money                           405          --         225
        Repayments of other borrowed money                          (405)         --        (225)
        Proceeds from exercise of stock options                       38          51          --
        Purchase of treasury shares                                 (380)       (936)       (912)
        Cash dividends paid on common stock                         (459)       (446)       (427)
                                                                 -------     -------     -------
            Net cash used in financing activities                   (801)     (1,331)     (1,339)
                                                                 -------     -------     -------

      Net increase (decrease) in cash and cash equivalents          (125)       (392)        788

      Cash and cash equivalents at beginning of year                 532         924         136
                                                                 -------     -------     -------

      Cash and cash equivalents at end of year                   $   407     $   532     $   924
                                                                 =======     =======     =======

      Regulations of the OTS impose limitations on the payment of dividends and other capital distributions by savings associations. Generally, the Bank's payment of dividends is limited, without prior OTS approval, to net earnings for the current calendar year plus the two preceding calendar years, less capital distributions paid over the comparable time period. The Bank is required to submit a notice of dividends payable with the OTS prior to payment. Insured institutions are required to file an application with the OTS for capital distributions in excess of this limitation.

NOTE L - RELATED PARTY TRANSACTIONS

      In connection with construction work performed, the Bank paid a contractor approximately $187,000. A principal of the contracting company also serves as an outside director to FFD Financial Corporation.

                            FFD FINANCIAL CORPORATION
                                       AND
                          FIRST FEDERAL COMMUNITY BANK
                        DIRECTORS AND EXECUTIVE OFFICERS

================================================================================

        Board of Directors of                          Executive Officers of
    FFD Financial Corporation and                    FFD Financial Corporation
    First Federal Community Bank
                                                          Trent B. Troyer
         Stephen G. Clinton                    President and Chief Executive Officer
              President
      Capital Market Securities                          Scott C. Finnell
                 and                                 Executive Vice President
           Vice-President
        Young and Associates                             Robert R. Gerber
                                           Vice President, Treasurer and Chief Financial
           J. Richard Gray                                    Officer
              Chairman
        Hanhart Agency, Inc.                            Shirley A. Wallick
                                                        Corporate Secretary
          Leonard L. Gundy
              President                                Executive Officers of
    Benchmark Construction, Inc.                   First Federal Community Bank

           Enos L. Loader                                 Trent B. Troyer
      Chairman of the Board and                President and Chief Executive Officer
     Retired Senior Bank Officer
                  .                                      Scott C. Finnell
        Roy O. Mitchell, Jr.                         Executive Vice President
     Managing Officer - Retired
    First Federal Community Bank                         Robert R. Gerber
                                           Vice President, Treasurer and Chief Financial
          Robert D. Sensel                                    Officer
President and Chief Executive Officer
       Dover Hydraulics, Inc.                             Sally O'Donnell
                                                       Senior Vice President
          Director Emeritus
    FFD Financial Corporation and                       Shirley A. Wallick
    First Federal Community Bank                       Corporate Secretary

          Richard J. Herzig                              Other Officers of
         Chairman - Retired                        First Federal Community Bank
  Toland-Herzig Funeral Homes, Inc.
                                                         Michele L. Larkin
                                                          Vice President

                                                          Jody P. Stoldt
                                                          Vice President

                                                         Mary M. Mitchell
                                                          Banking Officer

                                                      Kimberly Law-Montgomery
                                                        Assistant Secretary

                              SHAREHOLDER SERVICES

================================================================================

Registrar and Transfer Company serves as transfer agent and dividend distributing agent for FFD's shares. Communications regarding change of address, transfer of shares, lost certificates and dividends should be sent to:

                         Registrar and Transfer Company
                                10 Commerce Drive
                         Cranford, New Jersey 07016-3572
                                 (800) 368-5948

                                 ANNUAL MEETING

================================================================================

The Annual Meeting of Shareholders of FFD Financial Corporation will be held on October 21, 2003, at 1:00 p.m., Eastern Time, at the Monarch Center, 831 Boulevard, Dover, Ohio 44622. Shareholders are cordially invited to attend.

                          ANNUAL REPORT ON FORM 10-KSB

================================================================================

A copy of FFD's Annual Report on Form 10-KSB, excluding exhibits, as filed with the Securities and Exchange Commission, will be available at no charge to shareholders upon request to:

                            FFD Financial Corporation
                            321 North Wooster Avenue
                                Dover, Ohio 44622
                              Attention: Secretary