Form 10QSB
period 2003-09-30
FFD FINANCIAL CORP/OH
filed 2003-11-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

               Ohio                                         34-1921148
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
                    (Address of principal executive offices)

                                 (330) 364-7777
                           (Issuer's telephone number)

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes |X|     No  |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 12 , 2003 - 1,214,997 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          September 30,     June 30,
         ASSETS                                                                    2003         2003
Cash and due from banks                                                       $   2,155    $   1,845
Interest-bearing deposits in other financial institutions                        11,388       10,398
                                                                              ---------    ---------
         Cash and cash equivalents                                               13,543       12,243

Investment securities designated as available for sale - at market                1,501        1,502
Mortgage-backed securities designated as available for sale - at market             770          832
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $618 and $687 as of
  September 30, 2003 and June 30, 2003, respectively                                587          651
Loans receivable - net                                                          115,025      114,199
Loans held for sale - at lower of cost or market                                    196        1,767
Office premises and equipment - at depreciated cost                               2,108        2,134
Real estate acquired through foreclosure                                             --          161
Stock in Federal Home Loan Bank - at cost                                         1,987        1,967
Accrued interest receivable                                                         339          386
Prepaid expenses and other assets                                                   116          244
Prepaid federal income taxes                                                        297          322
                                                                              ---------    ---------

         Total assets                                                         $ 136,469    $ 136,408
                                                                              =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 103,346    $ 104,351
Advances from the Federal Home Loan Bank                                         15,387       13,891
Accrued interest payable                                                             92           96
Other liabilities                                                                   452          935
Deferred federal income taxes                                                       221          217
                                                                              ---------    ---------
         Total liabilities                                                      119,498      119,490

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                          --           --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                            --           --
  Additional paid-in capital                                                      7,889        7,889
  Retained earnings - substantially restricted                                   12,257       12,202
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects           6            8
  Shares acquired by stock benefit plans                                           (559)        (559)
  Less 241,753 treasury shares at September 30, 2003 and
    June 30, 2003 - at cost                                                      (2,622)      (2,622)
                                                                              ---------    ---------
         Total shareholders' equity                                              16,971       16,918
                                                                              ---------    ---------

         Total liabilities and shareholders' equity                           $ 136,469    $ 136,408
                                                                              =========    =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2003 and 2002
                      (In thousands, except per share data)

                                                                 2003     2002

Interest income
  Loans                                                        $1,531   $1,629
  Mortgage-backed securities                                       18       42
  Investment securities, interest-bearing deposits and other       43       84
                                                               ------   ------
         Total interest income                                  1,592    1,755

Interest expense
  Deposits                                                        511      664
  Borrowings                                                      140      161
                                                               ------   ------
         Total interest expense                                   651      825
                                                               ------   ------

         Net interest income                                      941      930

Provision for losses on loans                                      --       30
                                                               ------   ------

         Net interest income after provision
           for losses on loans                                    941      900

Other income
  Gain on sale of loans                                           158      154
  Other operating                                                  18       70
                                                               ------   ------
         Total other income                                       176      224

General, administrative and other expense
  Employee compensation and benefits                              358      304
  Occupancy and equipment                                          91       94
  Franchise taxes                                                  53       43
  Data processing                                                 117      113
  Loss on sale of real estate acquired through foreclosure          7       --
  Other operating                                                 224      237
                                                               ------   ------
         Total general, administrative and other expense          850      791
                                                               ------   ------

         Earnings before income taxes                             267      333

Federal income taxes
  Current                                                          86       99
  Deferred                                                          5       14
                                                               ------   ------
         Total federal income taxes                                91      113
                                                               ------   ------

         NET EARNINGS                                          $  176   $  220
                                                               ======   ======

         EARNINGS PER SHARE
           Basic                                               $  .15   $  .19
                                                               ======   ======

           Diluted                                             $  .15   $  .19
                                                               ======   ======

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2003 and 2002
                                 (In thousands)

                                                           2003     2002

Net earnings                                              $ 176    $ 220

Other comprehensive income (loss), net of tax:
  Unrealized holding losses on securities during
    the period, net of tax benefits of $(1) and $(6) in
    2003 and 2002, respectively                              (2)     (12)
                                                          -----    -----

Comprehensive income                                      $ 174    $ 208
                                                          =====    =====

Accumulated comprehensive income                          $   6    $   7
                                                          =====    =====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2003 and 2002
                                 (In thousands)

                                                                   2003        2002
Cash flows from operating activities:
  Net earnings for the period                                  $    176    $    220
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net               --          32
    Amortization of deferred loan origination (fees) costs            1           2
    Depreciation and amortization                                    47          49
    Provision for losses on loans                                    --          30
    (Gain) loss on sale of mortgage loans                             8         (74)
    Loans originated for sale in the secondary market           (16,304)     (8,773)
    Proceeds from sale of loans in the secondary market          17,867       7,714
    Loss on sale of real estate acquired through foreclosure          7          --
    Federal Home Loan Bank stock dividends                          (20)        (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                    47           5
      Prepaid expenses and other assets                             128          83
      Accrued interest payable                                       (4)          9
      Other liabilities                                            (483)        140
      Federal income taxes
        Current                                                      25          (1)
        Deferred                                                      5          14
                                                               --------    --------
         Net cash provided by (used in) operating activities      1,500        (572)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                              (1,500)     (4,001)
  Proceeds from maturity of investment securities                 1,500       1,000
  Purchase of mortgage-backed securities                             --        (956)
  Principal repayments on mortgage-backed securities                124         908
  Loan principal repayments                                       9,164      11,181
  Loan disbursements                                             (9,837)     (9,683)
  Purchase of office premises and equipment                         (21)       (282)
                                                               --------    --------
         Net cash used in investing activities                     (570)     (1,833)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                    (1,005)      5,286
  Repayment of Federal Home Loan Bank advances                      (29)        (28)
  Proceeds from Federal Home Loan Bank advances                   1,525          --
  Dividends on common stock                                        (121)       (117)
  Purchase of treasury stock                                         --        (160)
                                                               --------    --------
         Net cash provided by financing activities                  370       4,981
                                                               --------    --------

Net increase in cash and cash equivalents                         1,300       2,576

Cash and cash equivalents at beginning of period                 12,243      13,216
                                                               --------    --------

Cash and cash equivalents at end of period                     $ 13,543    $ 15,792
                                                               ========    ========

                            FFD Financial Corporation

             For the three months ended September 30, 2003 and 2002
                                 (In thousands)

                                                             2003     2002

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                    $  61    $ 100
                                                            =====    =====

    Interest on deposits and borrowings                     $ 655    $ 816
                                                            =====    =====

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available
    for sale, net of related tax effects                    $  (2)   $ (12)
                                                            =====    =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                       $ 166    $  80
                                                            =====    =====

Issuance of mortgage loan upon sale of real estate
  acquired through foreclosure                              $ 154       $-
                                                            =====    =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended September 30, 2003 and 2002

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 52,687 and 65,861 unallocated ESOP shares for the three-month periods ended September 30, 2003 and 2002, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                 2003        2002

      Weighted-average common shares
        outstanding (basic)                 1,160,310   1,155,941
      Dilutive effect of assumed exercise
        of stock options                       39,213      27,935
                                            ---------   ---------
      Weighted-average common shares
        outstanding (diluted)               1,199,523   1,183,876
                                            =========   =========

4. Effects of Recent Accounting Pronouncements

In January 2003, the FASB issued FASB Interpretation No 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Corporation has not established any variable interest entities subsequent to January 31, 2003, and has no current intent to do so in the future.

                            FFD Financial Corporation

          For the three-month periods ended September 30, 2003 and 2002

4. Effects of Recent Accounting Pronouncements (continued)

In April 2003 the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which clarifies certain implementation issues raised by constituents and amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to include the conclusions reached by the FASB on certain FASB Staff Implementation Issues that, while inconsistent with Statement 133's conclusions, were considered by the Board to be preferable. SFAS No. 149 amends SFAS No. 133's discussion of financial guarantee contracts and the application of the shortcut method to an interest-rate swap agreement that includes an embedded option and amends other pronouncements.

The guidance in SFAS No. 149 is effective for new contracts entered into or modified after June 30, 2003 and for hedging relationships designated after that date. Management adopted SFAS No. 149 effective July 1, 2003, as required, without material effect on the Corporation's financial position or results of operations.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity", which changes the classification in the statement of financial position of certain common financial instruments from either equity or mezzanine presentation to liabilities and requires an issuer of those financial statements to recognize changes in fair value or redemption amount, as applicable, in earnings. SFAS No. 150 requires an issuer to classify certain financial instruments as liabilities, including mandatorily redeemable preferred and common stocks.

SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003. The effect of adopting SFAS No. 150 must be recognized as a cumulative effect of an accounting change as of the beginning of the period of adoption. Restatement of prior periods is not permitted. Management adopted SFAS No. 150 effective July 1, 2003, as required, without material effect on the Corporation's financial condition or results of operations.

5. Stock Option Plan

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of 169,838 shares of authorized but unissued shares of common stock.

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003 and 2002: dividend yield of 3.0% and 3.5%; expected volatility of 22.6% and 36.7%; a risk-free interest rate of 4.0% and 3.0% and an expected life of ten years for all grants.

                            FFD Financial Corporation

          For the three-month periods ended September 30, 2003 and 2002

5. Stock Option Plan (continued)

A summary of the status of the Corporation's stock option plan as of September 30, 2003 and June 30, 2003 and 2002, and changes during the periods then ended are presented below:

                                          September 30,                       June 30,
                                              2003                 2003                    2002
                                                Weighted-              Weighted-              Weighted-
                                                  average                average                average
                                                 exercise               exercise               exercise
                                        Shares      price     Shares       price     Shares       price
Outstanding at beginning of period     115,183   $   9.47    104,385    $   9.25    108,563    $   9.22
Granted                                     --         --     14,920       10.94      2,000       12.00
Exercised                                   --         --     (4,122)       9.17     (5,578)       9.14
Forfeited                                   --         --         --          --       (600)      14.59
                                      --------   --------   --------    --------   --------    --------

Outstanding at end of period           115,183   $   9.47    115,183    $   9.47    104,385    $   9.25
                                      ========   ========   ========    ========   ========    ========

Options exercisable at period-end       91,809   $   9.22     91,809    $   9.22     90,604    $   9.21
                                      ========   ========   ========    ========   ========    ========
Weighted-average fair value of
  options granted during the period                  N/A                $   3.92               $   3.59
                                                ========                ========               ========

The following information applies to options outstanding at September 30, 2003:

Number outstanding                                                       115,183
Range of exercise prices                                          $8.38 - $12.48
Weighted-average exercise price                                            $9.47
Weighted-average remaining contractual life in years                   4.6 years

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2003 to September 30,
2003

The Corporation's total assets at September 30, 2003, amounted to $136.5 million, a $61,000, or .04%, increase over the total at June 30, 2003.

Cash and cash equivalents totaled $13.5 million at September 30, 2003, an increase of $1.3 million, or 10.6%, from the total at June 30, 2003. Investment securities totaled $1.5 million at both September 30, 2003 and June 30, 2003. The Corporation purchased U.S. Government agency securities totaling $1.5 million, which were offset by calls of such securities totaling $1.5 million. Mortgage-backed securities totaled $1.4 million at September 30, 2003, a $126,000 or 8.5%, decrease compared to the total at June 30, 2003. This decrease resulted from principal repayments of $124,000 and change in the market valuation.

Loans receivable, including loans held for sale, totaled $115.2 million at September 30, 2003, an increase of $745,000, or .6%, over the June 30, 2003 total. Loan disbursements during the period totaling $26.1 million were substantially offset by principal repayments of $9.2 million and loans sold in the secondary market of $17.9 million. During the three-month period ended September 30, 2003, loan originations were comprised of $18.7 million of one- to four-family residential real estate loans, $3.8 million of commercial loans, $2.1 million of nonresidential real estate loans, $1.2 million of multi-family residential real estate loans and $300,000 of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $812,000 at September 30, 2003, a decrease of $6,000, or .7%, over the June 30, 2003 balance of $818,000, and represented ..69% and .68% of total loans at those respective dates. The Bank's impaired and nonperforming loans totaled $1.3 million at September 30, 2003, a 44.1% decrease from impaired and nonperforming loans at June 30, 2003 of $2.4 million. Management believes that the Bank's nonperforming loans at September 30, 2003 are adequately collateralized and no loss is anticipated on such loans. Although management believes that the allowance for loan losses at September 30, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $103.3 million at September 30, 2003, a $1.0 million, or 1.0%, decrease from total deposits at June 30, 2003. The overall decrease in deposits was comprised of a decrease of $1.1 million in certificates of deposits, which was offset by a $72,000 increase in demand transaction and passbook accounts. FHLB advances totaled $15.4 million at September 30, 2003, a $1.5 million, or 10.8%, increase from the June 30, 2003 total. During the three-month period ended September 30, 2003, management elected to increase advances to fund loans.

Shareholders' equity totaled $17.0 million at September 30, 2003, an increase of $53,000, or .3%, over June 30, 2003. The increase was due primarily to net earnings of $176,000, which were partially offset by dividends paid of $121,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at September 30, 2003, the Bank's regulatory capital was well in excess of such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2003 and 2002

General

The Corporation's net earnings totaled $176,000 for the three months ended September 30, 2003, a decrease of $44,000, or 20.0%, over the net earnings of $220,000 recorded in the comparable period in 2002. The decrease in net earnings resulted from an increase in general administrative and other expense of $59,000 and a decrease of $48,000 in other operating income, which were partially offset by a decrease in the provision for loan losses of $30,000, a decrease of $22,000 in the provision for federal income taxes and an increase of $11,000 in net interest income.

Net Interest Income

Total interest income decreased by $163,000, or 9.3%, to a total of $1.6 million for the three months ended September 30, 2003, compared to the three months ended September 30, 2002. Interest income on loans decreased by $98,000, or 6.0%, due primarily to a 79 basis point decrease in yield, which was partially offset by an increase of $8.6 million, or 8.1%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $24,000, or 57.1%, due primarily to a $1.8 million, or 55.9%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $41,000, or 48.8%, to a total of $43,000 for the three months ended September 30, 2003, due primarily to a $6.4 million, or 33.9%, decrease in the average balance outstanding year to year.

Interest expense on deposits decreased by $153,000, or 23.0%, for the three months ended September 30, 2003, compared to the same quarter in 2002, due primarily to an 83 basis point decrease in the average cost of deposits, to 1.96% for the 2003 quarter, which was partially offset by a $9.2 million, or 9.7%, increase in the average balance of deposits outstanding year to year. Interest expense on FHLB advances decreased by $21,000, or 13.0%, due to a $3.6 million, or 20.7%, decrease in the average balance of advances outstanding. The decline in average yields on interest-earning assets and the average cost of liabilities reflected the lagging effects of rate decreases in prior quarters.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $11,000, or 1.2%, for the three months ended September 30, 2003, compared to the same period in 2002. The interest rate spread amounted to 2.72% and 2.51 %, and the net interest margin totaled 2.91% and 2.88% for the three-month periods ended September 30, 2003 and 2002, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the three months ended September 30, 2003, compared to $30,000 recorded for the same period in 2002. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2003 and 2002 (continued)

Other Income

Other income totaled $176,000 for the three months ended September 30, 2003, a decrease of $48,000, or 21.4%, over the 2002 total. The decrease was due to a decrease of $52,000, or 74.3%, in other operating income which was partially offset by an increase of $4,000 in gain on sale of loans quarter to quarter. The increase in gain on sale of loans was due primarily to the increase in sales volume year to year. The decrease in other operating income consisted primarily of an increase in the level of amortization of mortgage servicing rights, which was partially offset by increases in service fees on loans sold over the last year.

General, Administrative and Other Expense

General, administrative and other expense totaled $850,000 for the three months ended September 30, 2003, an increase of $59,000, or 7.5%, compared to the same period in 2002. The increase in general, administrative and other expense includes increases of $54,000, or 17.8%, in employee compensation and benefits and $10,000, or 23.3%, in franchise tax, which were partially offset by decreases of $13,000, or 5.5%, in other operating and $3,000, or 3.2%, in occupancy and equipment. The increase in employee compensation and benefits was due primarily to increases in employee salaries, and costs of the restricted stock benefit plan, which were partially offset by an increase in deferred loan origination costs related to the increase in lending volume quarter to quarter.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $91,000 for the three months ended September 30, 2003, a decrease of $22,000, or 19.5%, over the same period in 2002. The decrease resulted primarily from a $66,000, or 19.8%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.1% and 33.9% for the three months ended September 30, 2003 and 2002, respectively.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.

ITEM 3: Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls, which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

                            FFD Financial Corporation

                                     PART II

ITEM 1. Legal Proceedings

      Not applicable

ITEM 2. Changes in Securities and Use of Proceeds

      Not applicable

ITEM 3. Defaults Upon Senior Securities

      Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

      On October 21, 2003, the Annual Meeting of Shareholders of the Corporation was held. Both of the directors nominated were elected to terms expiring in 2004 by the following votes:

                                                   For               Withheld

            Richard A. Brinkman, Jr.            1,045,929             56,843
            Robert D. Sensel                    1,059,390             43,382

      Stephen G. Clinton, Leonard L. Gundy and Enos L. Loader continued serving as directors of the Corporation for terms expiring in 2004.

      The shareholders of the Corporation also approved amendments to the Corporation's 1996 Stock Option and Incentive Plan by the following vote:

      For: 672,796  Against: 106,162  Abstain: 11,424  Broker Non-Vote: 312,390

ITEM 5. Other Information

      None

ITEM 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

            31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

            32.1 Chief Executive Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

            32.2 Chief Financial Officer certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Report on Form 8-K

                  On August 5, 2003, the Corporation filed a Form 8-K regarding its press release announcing earnings for the quarter and year ended June 30, 2003.

                            FFD Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FFD FINANCIAL CORPORATION

Date:    November 14, 2003          By:  /s/Trent B. Troyer
       -------------------------         ---------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer

Date:    November 14, 2003          By:  /s/Robert R. Gerber
       -------------------------         ---------------------------------------
                                           Robert R. Gerber
                                           Chief Financial Officer