Form 10QSB
period 2003-12-31
FFD FINANCIAL CORP/OH
filed 2004-02-17
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended        December 31, 2003
                              -----------------------------------------

                                       OR

|X|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:       0-27916
                       --------------------------------------

                            FFD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Ohio                                          34-1921148
---------------------------------              ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                   321 North Wooster Avenue, Dover, Ohio 44622
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (330) 364-7777
--------------------------------------------------------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the issuer was required to file such reports) and
(2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No  | |


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 12, 2004 - 1,211,109 shares of common stock, no par value

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                               December 31,    June 30,
         ASSETS                                                                    2003           2003
Cash and due from banks                                                         $   2,044      $   1,845
Interest-bearing deposits in other financial institutions                          13,235         10,398
                                                                                ---------      ---------
         Cash and cash equivalents                                                 15,279         12,243

Investment securities designated as available for sale - at market                  4,501          1,502
Mortgage-backed securities designated as available for sale - at market               714            832
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $535 and $687 as of
  December 31, 2003 and June 30, 2003, respectively                                   541            651
Loans receivable - net                                                            112,471        114,199
Loans held for sale - at lower of cost or market                                       --          1,767
Office premises and equipment - at depreciated cost                                 2,096          2,134
Real estate acquired through foreclosure                                               --            161
Stock in Federal Home Loan Bank - at cost                                           2,007          1,967
Accrued interest receivable                                                           341            386
Prepaid expenses and other assets                                                     133            244
Prepaid federal income taxes                                                          335            322
                                                                                ---------      ---------

         Total assets                                                           $ 138,418      $ 136,408
                                                                                =========      =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                        $ 105,175      $ 104,351
Advances from the Federal Home Loan Bank                                           15,328         13,891
Accrued interest payable                                                              101             96
Other liabilities                                                                     467            935
Deferred federal income taxes                                                         269            217
                                                                                ---------      ---------
         Total liabilities                                                        121,340        119,490

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                            --             --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                              --             --
  Additional paid-in capital                                                        8,039          7,889
  Retained earnings - substantially restricted                                     12,228         12,202
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects             6              8
  Shares acquired by stock benefit plans                                             (449)          (559)
  Less 249,486 and 241,753 treasury shares at December 31, 2003 and
    June 30, 2003, respectively - at cost                                          (2,746)        (2,622)
                                                                                ---------      ---------
         Total shareholders' equity                                                17,078         16,918
                                                                                ---------      ---------

         Total liabilities and shareholders' equity                             $ 138,418      $ 136,408
                                                                                =========      =========

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                               For the six months   For the three months
                                                               ended December 31,    ended December 31,
                                                                2003       2002       2003       2002
Interest income
  Loans                                                        $3,063     $3,232     $1,532     $1,603
  Mortgage-backed securities                                       33         63         15         21
  Investment securities, interest-bearing
    deposits and other                                            104        159         61         75
                                                               ------     ------     ------     ------
         Total interest income                                  3,200      3,454      1,608      1,699

Interest expense
  Deposits                                                        998      1,296        487        632
  Borrowings                                                      292        307        152        146
                                                               ------     ------     ------     ------
         Total interest expense                                 1,290      1,603        639        778
                                                               ------     ------     ------     ------

         Net interest income                                    1,910      1,851        969        921

Provision for losses on loans                                      --         99         --         69
                                                               ------     ------     ------     ------

         Net interest income after provision
           for losses on loans                                  1,910      1,752        969        852

Other income
  Gain on sale of loans                                           252        382         94        228
  Other operating                                                 109         93         91         23
                                                               ------     ------     ------     ------
         Total other income                                       361        475        185        251

General, administrative and other expense
  Employee compensation and benefits                              763        603        405        299
  Occupancy and equipment                                         188        174         97         80
  Franchise taxes                                                 101         90         48         47
  Data processing                                                 134        130         65         67
  Loss on sale of real estate acquired through foreclosure          7         --         --         --
  Other operating                                                 531        555        259        268
                                                               ------     ------     ------     ------
         Total general, administrative and other expense        1,724      1,552        874        761
                                                               ------     ------     ------     ------

         Earnings before income taxes                             547        675        280        342

Federal income taxes
  Current                                                         132        218         46         99
  Deferred                                                         54         14         49         20
                                                               ------     ------     ------     ------
         Total federal income taxes                               186        232         95        119
                                                               ------     ------     ------     ------

         NET EARNINGS                                          $  361     $  443     $  185     $  223
                                                               ======     ======     ======     ======

         EARNINGS PER SHARE
           Basic                                               $  .31     $  .38     $  .16     $  .19
                                                               ======     ======     ======     ======

           Diluted                                             $  .30     $  .38     $  .15     $  .19
                                                               ======     ======     ======     ======

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                For the six months           For the three months
                                                                ended December 31,            ended December 31,
                                                                 2003           2002          2003         2002
Net earnings                                                    $ 361          $ 443          $185         $223

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $(1),
    $(3), $- and $3 during the respective periods                  (2)            (6)           --            6
                                                                -----          -----          ----         ----

Comprehensive income                                            $ 359          $ 437          $185         $229
                                                                =====          =====          ====         ====

Accumulated comprehensive income                                $   6          $  13          $  6         $ 13
                                                                =====          =====          ====         ====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                   2003          2002
Cash flows from operating activities:
  Net earnings for the period                                    $    361      $    443
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                  3            60
    Amortization of deferred loan origination costs                    15            22
    Depreciation and amortization                                      94           100
    Provision for losses on loans                                      --            99
    Amortization expense of stock benefit plans                       266           147
    Gain on sale of loans                                             (10)         (163)
    Loans originated for sale in the secondary market             (18,556)      (20,251)
    Proceeds from sale of loans in the secondary market            20,333        18,687
    Loss on sale of real estate acquired through foreclosure            7            --
    Federal Home Loan Bank stock dividends                            (40)          (44)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                      45            68
      Prepaid expenses and other assets                               111           154
      Accrued interest payable                                          5             8
      Other liabilities                                              (468)          (62)
      Federal income taxes
        Current                                                       (13)           32
        Deferred                                                       54            14
                                                                 --------      --------
         Net cash provided by (used in) operating activities        2,207          (686)

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                (3,000)       (5,510)
  Proceeds from maturity of investment securities                      --         4,000
  Purchase of mortgage-backed securities                               --          (956)
  Principal repayments on mortgage-backed securities                  222         2,232
  Loan principal repayments                                        40,058        23,403
  Loan disbursements                                              (38,191)      (24,265)
  Purchase of office premises and equipment                           (56)         (453)
                                                                 --------      --------
         Net cash used in investing activities                       (967)       (1,549)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                    824         6,318
  Proceeds from Federal Home Loan Bank advances                     1,525            --
  Repayment of Federal Home Loan Bank advances                        (88)       (3,557)
  Proceeds from exercise of stock options                              17            20
  Purchase of treasury shares                                        (147)         (159)
  Dividends on common stock                                          (335)         (214)
                                                                 --------      --------
         Net cash provided by financing activities                  1,796         2,408
                                                                 --------      --------

Net increase in cash and cash equivalents                           3,036           173
Cash and cash equivalents at beginning of period                   12,243        13,216
                                                                 --------      --------

Cash and cash equivalents at end of period                       $ 15,279      $ 13,389
                                                                 ========      ========

                            FFD Financial Corporation

                      For the six months ended December 31,
                                 (In thousands)

                                                                                     2003         2002
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                          $     170     $   205
                                                                                  =========     =======

    Interest on deposits and borrowings                                           $   1,285     $ 1,595
                                                                                  =========     =======

Supplemental disclosure of noncash investing activities:
  Unrealized losses on securities designated as available for
    sale, net of related tax benefits                                             $      (2)    $    (6)
                                                                                  =========     =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                             $     242     $   219
                                                                                  =========     =======

  Transfers from mortgage loans to real estate acquired through foreclosure       $      --     $   161
                                                                                  =========     =======

  Unrealized losses on loans held for sale                                        $      --     $    26
                                                                                  =========     =======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  For the six- and three-month periods ended December 31, 2003 and 2002


1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the consolidated financial statements and notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2003, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 39,513 and 52,687 unallocated ESOP shares for the six- and three-month periods ended December 31, 2003 and 2002, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                For the six months ended        For the three months ended
                                                       December 31,                    December 31,
                                                   2003            2002             2003             2002
     Weighted-average common shares
       outstanding (basic)                      1,159,547        1,152,006        1,158,783        1,148,072
     Dilutive effect of assumed exercise
       of stock options                            40,174           24,529           41,454           21,558
                                                ---------        ---------        ---------        ---------
     Weighted-average common shares
       outstanding (diluted)                    1,199,721        1,176,535        1,200,237        1,169,630
                                                =========        =========        =========        =========

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

                            FFD Financial Corporation

      For the six- and three-month periods ended December 31, 2003 and 2002


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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2003 and 2002, respectively: dividend yields of 3.0% and 3.5%; expected volatility of 22.6% and 36.7%; risk-free interest rates of 4.0% and 3.0% and an expected life of ten years for all grants.

                            FFD Financial Corporation

      For the six- and three-month periods ended December 31, 2003 and 2002

5. Stock Option Plan (continued)

A summary of the status of the Corporation's stock option plan as of December 31, 2003 and June 30, 2003 and 2002, and changes during the periods then ended are presented below:

                                                 December 31,                               June 30,
                                                     2003                       2003                     2002
                                                        Weighted-                   Weighted-                    Weighted-
                                                          average                     average                      average
                                                         exercise                    exercise                     exercise
                                            Shares          price        Shares         price       Shares           price
Outstanding at beginning of period          115,183        $ 9.47       104,385        $ 9.25        108,563        $ 9.22
Granted                                          --            --        14,920         10.94          2,000         12.00
Exercised                                    (2,000)         9.14        (4,122)         9.17         (5,578)         9.14
Forfeited                                        --            --            --            --           (600)        14.59
                                           --------        ------      --------        ------       --------        ------

Outstanding at end of period                113,183        $ 9.47       115,183        $ 9.47        104,385        $ 9.25
                                           ========        ======      ========        ======       ========        ======

Options exercisable at period-end            92,693        $ 9.25        91,809        $ 9.22         90,604        $ 9.21
                                           ========        ======      ========        ======       ========        ======
Weighted-average fair value of
  options granted during the period                           N/A                      $ 3.92                       $ 3.59
                                                           ======                      ======                       ======

The following information applies to options outstanding at December 31, 2003:

Number outstanding                                                                                                 102,256
Range of exercise prices                                                                                    $8.38 - $10.10
Number outstanding                                                                                                  10,927
Range of exercise prices                                                                                   $11.17 - $12.48

Weighted-average exercise price                                                                                      $9.47
Weighted-average remaining contractual life in years                                                             4.3 years

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Discussion of Financial Condition Changes from June 30, 2003 to December 31,
2003

The Corporation's total assets at December 31, 2003, amounted to $138.4 million, a $2.0 million, or 1.5%, increase over the total at June 30, 2003.

Cash and cash equivalents totaled $15.3 million at December 31, 2003, an increase of $3.0 million, or 24.8%, from the total at June 30, 2003. Investment securities totaled $4.5 million at December 31, 2003, a $3.0 million, or 199.7% increase over the total at June 30, 2003, as a result of the purchase of U.S. Government agency securities totaling $3.0 million. Mortgage-backed securities totaled $1.3 million at December 31, 2003, a $228,000 or 15.4%, decrease compared to the total at June 30, 2003. This decrease resulted primarily from principal repayments totaling $222,000.

Loans receivable, including loans held for sale, totaled $112.5 million at December 31, 2003, a decrease of $3.5 million, or 3.0%, from the June 30, 2003 total. Loan disbursements during the period totaling $56.7 million were offset by principal repayments of $40.1 million and loans sold in the secondary market of $20.3 million. During the six-month period ended December 31, 2003, loan originations were comprised of $41.9 million of one- to four-family residential real estate loans, $8.5 million of commercial loans, $4.7 million of nonresidential real estate loans, $1.2 million of multi-family residential real estate loans and $400,000 of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $790,000 at December 31, 2003, a decrease of $28,000, or 3.4%, over the June 30, 2003 balance of $818,000, and represented ..69% and .68% of total loans at those respective dates. The Bank's impaired and nonperforming loans totaled $1.0 million at December 31, 2003, a 55.7% decrease from the June 30, 2003 total of $2.4 million. Approximately $200,000 of specific reserves has been allocated to certain impaired and nonperforming loans. Although management believes that the allowance for loan losses at December 31, 2003, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $105.2 million at December 31, 2003, an $824,000, or .8%, increase from total deposits at June 30, 2003. The overall increase in deposits was comprised of a $2.4 million increase in demand transaction and passbook accounts, which was partially offset by a decrease of $1.6 million in certificates of deposits. FHLB advances totaled $15.3 million at December 31, 2003, a $1.4 million, or 10.3%, increase from the June 30, 2003 total. During the six-month period ended December 31, 2003, management elected to increase advances to fund loans.

Shareholders' equity totaled $17.1 million at December 31, 2003, an increase of $160,000, or .9%, over June 30, 2003. The increase was due primarily to net earnings of $361,000, amortization of stock benefit plans totaling $266,000 and effects of stock options exercised totaling $17,000, which were partially offset by dividends paid of $335,000 and share repurchases of $147,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at December 31, 2003, the Bank's regulatory capital exceeded such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2003 and 2002

General

The Corporation's net earnings totaled $361,000 for the six months ended December 31, 2003, a decrease of $82,000, or 18.5%, from the net earnings of $443,000 recorded in the comparable period in 2002. The decrease in net earnings resulted from an increase in general, administrative and other expense of $172,000 and a decrease of $114,000 in other operating income, which were partially offset by a decrease in the provision for loan losses of $99,000, a decrease of $46,000 in the provision for federal income taxes and an increase of $59,000 in net interest income.

Net Interest Income

Total interest income decreased by $254,000, or 7.4%, to a total of $3.2 million for the six months ended December 31, 2003, compared to the six months ended December 31, 2002. Interest income on loans decreased by $169,000, or 5.2%, due primarily to a 66 basis point decrease in yield, which was partially offset by an increase of $7.0 million, or 6.5%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $30,000, or 47.6%, due primarily to a $1.5 million, or 51.7%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $55,000, or 34.6%, to a total of $104,000 for the six months ended December 31, 2003, due primarily to a $3.2 million, or 18.1%, decrease in the average balance outstanding year to year and a 36 basis point decrease in yield.

Interest expense on deposits decreased by $298,000, or 23.0%, for the six months ended December 31, 2003, compared to the same period in 2002, due primarily to a 74 basis point decrease in the average cost of deposits, to 1.91%, which was partially offset by a $6.6 million, or 6.7%, increase in the average balance of deposits outstanding year to year. Interest expense on FHLB advances decreased by $15,000, or 4.9%, due to a $1.3 million, or 8.0%, decrease in the average balance of advances outstanding. The decline in average yields on interest-earning assets and the average cost of liabilities reflected the lagging effects of rate decreases in prior quarters.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $59,000, or 3.2%, for the six months ended December 31, 2003, compared to the same period in 2002. The interest rate spread amounted to 2.75% and 2.59%, and the net interest margin totaled 2.93% and 2.90% for the six-month periods ended December 31, 2003 and 2002, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the six months ended December 31, 2003, compared to $99,000 recorded for the same period in 2002. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31, 2003 and 2002 (continued)

Other Income

Other income totaled $361,000 for the six months ended December 31, 2003, a decrease of $114,000, or 24.0%, from the 2002 total. The decrease was due to a decline of $130,000, or 34.0%, in gain on sale of loans which was partially offset by an increase of $16,000 in other operating income. The decrease in gain on sale of loans was due to losses realized on certain loan sales. The loans were sold in order to enhance the Bank's interest rate risk position. The increase in other operating income consisted primarily of increases in service fees on loans sold, which were partially offset by an increase in the amortization of mortgage servicing rights.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.7 million for the six months ended December 31, 2003, an increase of $172,000, or 11.1%, compared to the same period in 2002. The increase in general, administrative and other expense includes increases of $160,000, or 26.5%, in employee compensation and benefits, $11,000, or 12.2%, in franchise tax, and $14,000 in occupancy and equipment, which were partially offset by a decrease of $24,000, or 4.3%, in other operating. The increase in employee compensation and benefits was due primarily to increases in employee salaries and bonuses, employee training costs, stock option restructure costs, costs of the employee stock ownership plan, and decreases in deferred loan origination costs related to the reduction in the number of loans originated.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $186,000 for the six months ended December 31, 2003, a decrease of $46,000, or 19.8%, from the same period in 2002. The decrease resulted primarily from a $128,000, or 19.0%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.0% and 34.4% for the six months ended December 31, 2003 and 2002, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2003 and 2002

General

The Corporation's net earnings totaled $185,000 for the three months ended December 31, 2003, a decrease of $38,000, or 17.0%, from the net earnings of $223,000 recorded in the comparable period in 2002. The decrease in net earnings resulted from an increase in general, administrative and other expense of $113,000 coupled with a decrease of $66,000 in other operating income, which were partially offset by a decrease of $69,000 in the provision for loan losses and $24,000 in the provision for federal income taxes and an increase of $48,000 in net interest income.

Net Interest Income

Total interest income decreased by $91,000, or 5.4%, to a total of $1.6 million for the three months ended December 31, 2003, compared to the three months ended December 31, 2002. Interest income on loans decreased by $71,000, or 4.4%, due primarily to a 56 basis point decrease in yield, which was partially offset by an increase of $5.9 million, or 5.4%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $6,000, or 28.6%, due primarily to a $1.2 million, or 48.1%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $14,000, or 18.7%, to a total of $61,000 for the three months ended December 31, 2003, due primarily to a $1.2 million, or 7.2%, decrease in the average balance outstanding year to year.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2003 and 2002 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased by $145,000, or 22.9%, for the three months ended December 31, 2003, compared to the same quarter in 2002, due primarily to a 66 basis point decrease in the average cost of deposits, to 1.87% for the 2003 quarter, which was partially offset by a $4.2 million, or 4.2%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances increased by $6,000, or 4.1%, due to a $472,000, or 3.2%, increase in the average balance of advances outstanding. The decline in average yields on interest-earning assets and the average cost of liabilities reflected the lagging effects of rate decreases in prior quarters.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $48,000, or 5.2%, for the three months ended December 31, 2003, compared to the same period in 2002. The interest rate spread amounted to 2.31% and 2.63%, and the net interest margin totaled 2.53% and 2.89% for the three-month periods ended December 31, 2003 and 2002, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the three months ended December 31, 2003, compared to $69,000 recorded for the same period in 2002. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income

Other income totaled $185,000 for the three months ended December 31, 2003, a decrease of $66,000, or 26.3%, from the 2002 total. The decrease was due to a decrease of $134,000, or 58.8%, in gain on sale of loans which was partially offset by an increase of $68,000 in other generating income quarter to quarter. The decrease in gain on sale of loans was due primarily to the decrease in sales volume quarter to quarter. The increase in other operating income consisted primarily of increases in service fees on loans sold, which were partially offset by an increase in the amortization of mortgage servicing rights.

General, Administrative and Other Expense

General, administrative and other expense totaled $874,000 for the three months ended December 31, 2003, an increase of $113,000, or 14.8%, compared to the same period in 2002. The increase in general, administrative and other expense includes increases of $106,000, or 35.5%, in employee compensation and benefits and $17,000, or 21.3%, in occupancy and equipment expense which were partially offset by a decrease of $9,000, or 3.4%, in other operating. The increase in employee compensation and benefits was due primarily to increases in employee salaries and bonus, training expense, stock option restructuring costs, costs of the employee stock ownership plan and decreases in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31, 2003 and 2002 (continued)

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $95,000 for the three months ended December 31, 2003, a decrease of $24,000, or 20.2%, over the same period in 2002. The decrease resulted primarily from a $62,000, or 18.1%, decrease in earnings before taxes. The Corporation's effective tax rates were 33.9% and 34.8% for the three months ended December 31, 2003 and 2002, respectively.

Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Corporation's market risk since the Corporation's Form 10-KSB filed with the Securities and Exchange Commission for the fiscal year ended June 30, 2003.

ITEM 3:  Controls and Procedures

         The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls, which materially affected, or are reasonably likely to materially affect, the Corporation's internal controls over financial reporting.

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

           (b) Report on Form 8-K

                           On October 30, 2003, the Corporation filed a Form 8-K regarding its press release announcing earnings for the quarter ended September 30, 2003.

                            FFD Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     FFD FINANCIAL CORPORATION



Date:  February 17, 2004             By:  /s/ Trent B. Troyer
     --------------------------           --------------------------------------
                                          Trent B. Troyer
                                          President and Chief Executive Officer




Date:  February 17, 2004             By:  /s/ Robert R. Gerber
     --------------------------           --------------------------------------
                                          Robert R. Gerber
                                          Vice President, Treasurer and Chief
                                            Financial Officer