Form 10KSB/A
period 2003-06-30
FFD FINANCIAL CORP/OH
filed 2004-05-10
CIK 1006177

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB/A
                                (Amendment No. 1)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

              Portions of the Annual Report to Shareholders for the
          fiscal year ended June 30, 2003 are incorpoated into Part II.
               Portions of the Proxy Statement for the 2003 Annual
             Meeting of Shareholders are incorporated into Part III.

    Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                EXPLANATORY NOTE

     FFD Financial Corporation (the "Company") hereby amends Part III, Item 13 of its Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, as originally filed with the Securities and Exchange Commission on September 29, 2003 (the "Original Form 10-KSB"). The Company is filing this Amendment No. 1 on Form 10-KSB/A (this "Amendment No. 1") to add the conformed signature of its independent auditors, Grant Thornton LLP, to the Report of Independent Certified Public Accountants (the "Report") contained in the Company's 2003 Annual Report to Shareholders filed as Exhibit 13 to the Original Form 10-KSB. The conformed signature of Grant Thornton LLP was inadvertently omitted from the electronic version of the Original Form 10-KSB, although the Company had a manually signed copy of the Report when the Original Form 10-KSB was filed and the printed version of the 2003 Annual Report to Shareholders contained a copy of the manually signed Report.

     In accordance with the rules of the Securities and Exchange Commission, the Company has set forth the text of Item 13 and Exhibit 13 in their entirety. In addition, updated certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 31.1 and 31.2 and updated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 have been added as Exhibits 32.1 and 32.2 to this Amendment No. 1. No other modifications or changes have been made to Item 13 or Exhibit 13 on this Amendment No. 1. Other than the addition of the conformed signature, the text of Exhibit 13, including the consolidated financial statements of the Company, is unchanged.

      This Amendment No. 1 is limited in scope to the portions of the Original Form 10-KSB set forth above and does not amend, update, or change any other items or disclosures contained in the Original Form 10-KSB. Accordingly, all other items that remain unaffected are omitted in this filing. None of the amendments to the Original Form 10-KSB reflected in this Amendment No. 1 resulted in a change to or restatement of the financial statements or other financial information included in the Original Form 10-KSB.

      This Amendment No. 1 continues to speak as of the date of the original filing of the Original Form 10-KSB and we have not updated the disclosures contained therein to reflect any events that occurred at any subsequent date. The filing of this Form 10-KSB/A shall not be deemed an admission that the Original Form 10-KSB, when filed, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement therein not misleading.

                                    PART III

Item 13. Exhibits and Reports on Form 8-K

(a)   Exhibits

      3                 Articles of Incorporation and Code of Regulations

      10.1              FFD Financial Corporation 1996 Stock Option and
                        Incentive Plan

      10.2 First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement

      10.3 FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors

      13 2003 Annual Report to Shareholders (the following parts of which are incorporated herein by reference: "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

      20                Proxy Statement for 2003 Annual Meeting of Shareholders

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

                                        FFD FINANCIAL CORPORATION


                                        By: /s/ Trent B. Troyer
                                           --------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer

                                        Date: May 10, 2004

                                INDEX TO EXHIBITS

    EXHIBIT
     NUMBER         DESCRIPTION
     ------         -----------
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

     3.2            Certificate of Amendment to Articles of     Incorporated by reference to Pre-Effective Amendment No. 1 to
                    Incorporation of FFD Financial              the S-1 filed with the SEC on February 1, 1996
                    Corporation                                 ("Pre-Effective Amendment No. 1"), Exhibit 3.2.

     3.3            Certificate of Amendment to Articles of     Incorporated by reference to Pre-Effective Amendment No. 1,
                    Incorporation of FFD Financial              Exhibit 3.3.
                    Corporation

     3.4            Code of Regulations of FFD Financial        Incorporated by reference to the S-1, Exhibit 3.3.
                    Corporation

     10.1           FFD Financial Corporation 1996 Stock        Incorporated by reference to the Form 10-KSB for the year
                    Option and Incentive Plan                   ended June 30, 1998, as filed with the SEC on EDGAR on
                                                                September 28, 1998 (SEC File No. 000-27916) (the "1998
                                                                10-KSB"), Exhibit 10.1.

     10.2           First Federal Savings Bank of Dover         Incorporated by reference to the 1998 Form 10-KSB, Exhibit
                    Recognition and Retention Plan and Trust    10.2.
                    Agreement

     10.3           FFD Financial Corporation 2002 Stock        Incorporated by reference to the Form 10-KSB for the year ended
                    Option Plan for Non-Employee Directors      June 30, 2003, as filed with the SEC on EDGAR on September 29, 2003
                                                                (SEC file No. 000-27916)(the "2003 10-KSB")

     13             FFD Financial Corporation 2003 Annual       Filed herewith.
                    Report to Shareholders

     20             Proxy Statement for 2003 Annual Meeting     Incorporated by reference to the Proxy Statement for the 2003
                    of Shareholders                             Annual Meeting of Shareholders filed with the SEC on
                                                                September 22, 2003.

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

     31.1           Certification of Chief Executive Officer    Filed herewith.
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

     31.2           Certification of Chief Financial Officer    Filed herewith.
                    pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002

     32.1           Certification of Chief Executive Officer    Filed herewith.
                    pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002

     32.2           Certification of Chief Financial Officer    Filed herewith.
                    pursuant to Section 906 of the
                    Sarbanes-Oxley Act of 2002