Form 10QSB
period 2004-03-31
FFD FINANCIAL CORP/OH
filed 2004-05-17
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Yes |X|         No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 14, 2004 - 1,207,603 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                                 March 31,        June 30,
         ASSETS                                                                       2004            2003
Cash and due from banks                                                          $   2,372       $   1,845
Interest-bearing deposits in other financial institutions                            9,442          10,398
                                                                                 ---------       ---------
         Cash and cash equivalents                                                  11,814          12,243

Investment securities designated as available for sale - at market                   4,536           1,502
Mortgage-backed securities designated as available for sale - at market                679             832
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $477 and $687 as of
  March 31, 2004 and June 30, 2003, respectively                                       478             651
Loans receivable - net                                                             113,809         114,199
Loans held for sale - at lower of cost or market                                       313           1,767
Office premises and equipment - at depreciated cost                                  2,057           2,134
Real estate acquired through foreclosure                                                --             161
Stock in Federal Home Loan Bank - at cost                                            2,027           1,967
Accrued interest receivable                                                            377             386
Prepaid expenses and other assets                                                      287             244
Prepaid federal income taxes                                                           226             322
                                                                                 ---------       ---------

         Total assets                                                            $ 136,603       $ 136,408
                                                                                 =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $ 103,503       $ 104,351
Advances from the Federal Home Loan Bank                                            15,267          13,891
Accrued interest payable                                                                99              96
Other liabilities                                                                      354             935
Deferred federal income taxes                                                          261             217
                                                                                 ---------       ---------
         Total liabilities                                                         119,484         119,490

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                             --              --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                               --              --
  Additional paid-in capital                                                         7,924           7,889
  Retained earnings - substantially restricted                                      12,358          12,202
  Accumulated comprehensive income; unrealized gains on
    securities designated as available for sale, net of related tax effects             28               8
  Shares acquired by stock benefit plans                                              (444)           (559)
  Less 247,385 and 241,753 treasury shares at March 31, 2004 and
    June 30, 2003, respectively - at cost                                           (2,747)         (2,622)
                                                                                 ---------       ---------
         Total shareholders' equity                                                 17,119          16,918
                                                                                 ---------       ---------

         Total liabilities and shareholders' equity                              $ 136,603       $ 136,408
                                                                                 =========       =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                   For the nine months      For the three months
                                                                     ended March 31,          ended March 31,
                                                                     2004         2003         2004          2003
Interest income
  Loans                                                           $ 4,573      $ 4,826      $ 1,510       $ 1,594
  Mortgage-backed securities                                           46           87           13            24
  Investment securities, interest-bearing deposits and other          186          228           82            69
                                                                  -------      -------      -------       -------
         Total interest income                                      4,805        5,141        1,605         1,687

Interest expense
  Deposits                                                          1,457        1,853          459           557
  Borrowings                                                          442          445          150           138
                                                                  -------      -------      -------       -------
         Total interest expense                                     1,899        2,298          609           695
                                                                  -------      -------      -------       -------

         Net interest income                                        2,906        2,843          996           992

Provision for losses on loans                                          --          131           --            32
                                                                  -------      -------      -------       -------

         Net interest income after provision
           for losses on loans                                      2,906        2,712          996           960

Other income
  Gain on sale of loans                                               305          584           53           202
  Other operating                                                     161          114           52            21
                                                                  -------      -------      -------       -------
         Total other income                                           466          698          105           223

General, administrative and other expense
  Employee compensation and benefits                                1,141          908          378           305
  Occupancy and equipment                                             289          271          101            97
  Franchise taxes                                                     155          138           54            48
  Data processing                                                     218          201           84            71
  Loss on sale of real estate acquired through foreclosure              7           --           --            --
  Other operating                                                     755          798          224           243
                                                                  -------      -------      -------       -------
         Total general, administrative and other expense            2,565        2,316          841           764
                                                                  -------      -------      -------       -------

         Earnings before income taxes                                 807        1,094          260           419

Federal income taxes
  Current                                                             241          357          109           139
  Deferred                                                             33           15          (21)            1
                                                                  -------      -------      -------       -------
         Total federal income taxes                                   274          372           88           140
                                                                  -------      -------      -------       -------

         NET EARNINGS                                             $   533      $   722      $   172       $   279
                                                                  =======      =======      =======       =======

         EARNINGS PER SHARE
           Basic                                                  $   .46      $   .62      $   .15       $   .24
                                                                  =======      =======      =======       =======

           Diluted                                                $   .45      $   .61      $   .14       $   .24
                                                                  =======      =======      =======       =======

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                  For the nine months       For the three months
                                                                   ended March 31,            ended March 31,
                                                                  2004           2003        2004           2003
Net earnings                                                     $ 533          $ 722       $ 172          $ 279

Other comprehensive income (loss), net of tax effects:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $ 10, $(4), $12,
    and $- for the respective periods                               20             (7)         22             (1)
                                                                 -----          -----       -----          -----

Comprehensive income                                             $ 553          $ 715       $ 194          $ 278
                                                                 =====          =====       =====          =====

Accumulated comprehensive income                                 $  28          $  12       $  28          $  12
                                                                 =====          =====       =====          =====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       For the nine months ended March 31,
                                 (In thousands)

                                                                      2004           2003
Cash flows from operating activities:
  Net earnings for the period                                     $    533       $    722
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                   4             48
    Amortization of deferred loan origination fees (costs)              27            (38)
    Depreciation and amortization                                      141            150
    Provision for losses on loans                                       --            131
    Amortization expense of stock benefit plans                        187            154
    Gain on sale of loans                                              (45)          (273)
    Proceeds from sale of loans in the secondary market             26,110         30,537
    Loans originated for sale in the secondary market              (24,611)       (32,034)
    Loss on sale of real estate acquired through foreclosure             7             --
    Federal Home Loan Bank stock dividends                             (60)           (63)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                        9             39
      Prepaid expenses and other assets                                (43)            49
      Accrued interest payable                                           3            (10)
      Other liabilities                                               (581)            (5)
      Federal income taxes
        Current                                                         96             97
        Deferred                                                        33             15
                                                                  --------       --------
         Net cash provided by (used in) operating activities         1,810           (481)

Cash flows provided by (used in) investing activities:
  Proceeds from maturity of investment securities                    2,500          6,000
  Purchase of investment securities                                 (5,500)        (7,510)
  Purchase of mortgage-backed securities                                --           (956)
  Principal repayments on mortgage-backed securities                   319          2,442
  Loan principal repayments                                         31,884         35,845
  Loan disbursements                                               (31,367)       (39,117)
  Purchase of office premises and equipment                            (64)          (334)
                                                                  --------       --------
         Net cash used in investing activities                      (2,228)        (3,630)
                                                                  --------       --------

         Net cash used in operating and investing
           activities (subtotal carried forward)                      (418)        (4,111)
                                                                  --------       --------

                            FFD Financial Corporation

                       For the nine months ended March 31,
                                 (In thousands)

                                                                              2004          2003
         Net cash used in operating and investing
           activities (subtotal brought forward)                           $   (418)      $ (4,111)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                  (848)         5,830
  Proceeds from Federal Home Loan Bank advances                               1,525             --
  Repayment of Federal Home Loan Bank advances                                 (149)        (3,486)
  Proceeds from exercise of stock options                                       117             21
  Purchase of treasury shares                                                  (279)          (234)
  Dividends on common shares                                                   (377)          (336)
                                                                           --------       --------
         Net cash provided by (used in) financing activities                    (11)         1,795
                                                                           --------       --------

Net decrease in cash and cash equivalents                                      (429)        (2,316)

Cash and cash equivalents at beginning of period                             12,243         13,216
                                                                           --------       --------

Cash and cash equivalents at end of period                                 $ 11,814       $ 10,900
                                                                           ========       ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                   $    110       $    280
                                                                           ========       ========

    Interest on deposits and borrowings                                    $  1,896       $  2,308
                                                                           ========       ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                       $     20       $     (7)
                                                                           ========       ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                           $    260       $    311
                                                                           ========       ========

  Transfers from mortgage loans to real estate acquired through
    foreclosure                                                            $     --       $    161
                                                                           ========       ========

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2004 and 2003

1. Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2003. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 39,513 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2004 and 52,687 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2003. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                              For the nine months ended     For the three months ended
                                                       March 31,                    March 31,
                                                    2004           2003           2004           2003
      Weighted-average common shares
        outstanding (basic)                    1,158,483      1,154,705      1,156,331      1,160,221
      Dilutive effect of assumed exercise
        of stock options                          36,123         25,918         36,279         26,431
                                               ---------      ---------      ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  1,194,606      1,180,623      1,192,610      1,186,652
                                               =========      =========      =========      =========

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2004 and 2003

4. Stock Option Plan

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004, as well as 2003 and 2002, respectively: dividend yields of 2.80%, 3.0% and 3.5%; expected volatility of 28.9%, 22.6% and 36.7%; risk-free interest rates of 4.1%, 4.0% and 3.0% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of March 31, 2004 and June 30, 2003 and 2002, and changes during the periods then ended are presented below:

                                                March 31,                                June 30,
                                                  2004                     2003                       2002
                                                       Weighted-                  Weighted-                 Weighted-
                                                        average                   average                    average
                                                       exercise                   exercise                   exercise
                                           Shares        price       Shares         price       Shares        price
Outstanding at beginning of period        115,183       $ 9.47       104,385       $ 9.25       108,563       $ 9.22
Granted                                     2,500        14.88        14,920        10.94         2,000        12.00
Exercised                                 (12,845)        9.14        (4,122)        9.17        (5,578)        9.14
Forfeited                                  (1,320)        9.54            --           --          (600)       14.59
                                         --------       ------      --------       ------      --------       ------

Outstanding at end of period              103,518       $ 9.47       115,183       $ 9.47       104,385       $ 9.25
                                         ========       ======      ========       ======      ========       ======

Options exercisable at period-end          92,693       $ 9.25        91,809       $ 9.22        90,604       $ 9.21
                                         ========       ======      ========       ======      ========       ======
Weighted-average fair value of
  options granted during the period                     $ 3.60                     $ 3.92                     $ 3.59
                                                        ======                     ======                     ======

The following information applies to options outstanding at March 31, 2004:

Number outstanding                                                                                            90,211
Range of exercise prices                                                                              $8.38 - $10.10
Number outstanding                                                                                            13,307
Range of exercise prices                                                                             $11.17 - $14.88

Weighted-average exercise price                                                                                $9.47
Weighted-average remaining contractual life in years                                                       4.3 years

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2003 to March 31, 2004

The Corporation's total assets at March 31, 2004, amounted to $136.6 million, a $195,000, or 0.1%, increase over the total at June 30, 2003.

Cash and cash equivalents totaled $11.8 million at March 31, 2004, a decrease of $429,000, or 3.5%, from the total at June 30, 2003. Investment securities totaled $4.5 million at March 31, 2004, a $3.0 million, or 202%, increase over the total at June 30, 2003, as a result of the purchase of U.S. Government agency securities totaling $5.5 million which was partially offset by maturities totaling $2.5 million. Mortgage-backed securities totaled $1.2 million at March 31, 2004, a $326,000 or 22.0%, decrease compared to the total at June 30, 2003. This decrease resulted primarily from principal repayments totaling $319,000.

Loans receivable, including loans held for sale, totaled $114.1 million at March 31, 2004, a decrease of $1.8 million, or 1.6%, from the June 30, 2003 total. Loan disbursements during the period totaling $56.0 million were offset by principal repayments of $31.9 million and loans sold in the secondary market of $26.1 million. During the nine-month period ended March 31, 2004, loan originations were comprised of $31.6 million of one- to four-family residential real estate loans, $12.2 million of commercial loans, $10.2 million of nonresidential real estate loans, $1.2 million of multi-family residential real estate loans and $797,000 of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $790,000 at March 31, 2004, a decrease of $28,000, or 3.4%, over the June 30, 2003 balance of $818,000, and represented ..68% of total loans at each of those dates. The Bank's impaired and nonperforming loans totaled $805,000 at March 31, 2004, a 68.1% decrease from the June 30, 2003 total of $2.4 million. Approximately $200,000 of specific reserves has been allocated to certain impaired and nonperforming loans. Although management believes that the allowance for loan losses at March 31, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $103.5 million at March 31, 2004, a $848,000, or 0.8%, decrease from total deposits at June 30, 2003. The overall decrease in deposits was the result of a $1.8 million increase in demand transaction and passbook accounts, which was offset by a decrease of $2.6 million in certificates of deposits. FHLB advances totaled $15.3 million at March 31, 2004, a $1.4 million, or 9.9%, increase from the June 30, 2003 total. During the nine-month period ended March 31, 2004, management elected to increase advances to fund loans.

Shareholders' equity totaled $17.1 million at March 31, 2004, an increase of $201,000, or 1.2%, over June 30, 2003. The increase was due primarily to net earnings of $533,000, amortization of stock benefit plans totaling $187,000 and effects of stock options exercised totaling $117,000, which were partially offset by dividends paid of $377,000 and share repurchases of $279,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at March 31, 2004, the Bank's regulatory capital exceeded such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2004 and 2003

General

The Corporation's net earnings totaled $533,000 for the nine months ended March 31, 2004, a decrease of $189,000, or 26.2%, a substantial decrease from the net earnings of $722,000 recorded in the comparable period in 2003. The decrease in net earnings resulted from an increase in general, administrative and other expense of $249,000 and a decrease of $232,000 in other income, which were partially offset by a decrease in the provision for loan losses of $131,000, a decrease of $98,000 in the provision for federal income taxes and an increase of $63,000 in net interest income. The decrease in other income was primarily due to a decrease in gain on sale of loans of $279,000, which was partially offset by an increase of $47,000 in other operating income. The decrease in gain on sale of loans is attributable to the decline in the number of loans sold and loss on sale of certain loans from the comparable period.

Net Interest Income

Total interest income decreased by $336,000, or 6.5%, to a total of $4.8 million for the nine months ended March 31, 2004, compared to the nine months ended March 31, 2003. Interest income on loans decreased by $253,000, or 5.2%, due primarily to a 58 basis point decrease in yield, which was partially offset by an increase of $5.6 million, or 5.1%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $41,000, or 47.1%, due primarily to a $1.2 million, or 47.3%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits decreased by $42,000, or 18.4%, to a total of $186,000 for the nine months ended March 31, 2004, due primarily to a $2.2 million, or 13.0% decrease in the average balance outstanding year to year and a 10 basis point decrease in yield.

Interest expense on deposits decreased by $396,000, or 21.4% for the nine months ended March 31, 2004, compared to the same period in 2003, due primarily to a 75 basis point decrease in the average cost of deposits, to 1.84% which was partially offset by a $10.2 million, or 10.7%, increase in the average balance of deposits outstanding year to year. Interest expense on FHLB advances decreased by $3,000, or 0.7%, due to a $506,000, or 3.28%, decrease in the average balance of advances outstanding. The decline in average yields on interest-earning assets and the average cost of liabilities reflected the lagging effects of rate decreases in prior quarters.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $63,000, or 2.2%, for the nine months ended March 31, 2004, compared to the same period in 2003. The interest rate spread amounted to 2.80% and 2.56%, and the net interest margin totaled 2.97% and 2.95% for the nine-month periods ended March 31, 2004 and 2003, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the nine months ended March 31, 2004, compared to $131,000 recorded for the same period in 2003. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2004 and 2003 (continued)

Other Income

Other income totaled $466,000 for the nine months ended March 31, 2004, a decrease of $232,000, or 33.2%, from the 2003 total. The decrease was due to a decline of $279,000, or 47.8%, in gain on sale of loans which was partially offset by an increase of $47,000 in other operating income. The decrease in gain on sale of loans was due to a $4.0 million decrease in the volume of loans sold from period to period as well as reduced gains on the loans which were sold in the current period. Intermittent periods of rising interest rates during the 2004 nine-month period reduced the spread between the rates at which the loans were originated and the rates at which they could then be sold. Because the loans still carry relatively low interest rates, the Bank elected to accept the reduced income rather than incur the interest rate risk associated with holding the loans in the Bank's portfolio. The increase in other operating income consisted primarily of increases in service fees on loans sold, which were partially offset by an increase in the amortization of mortgage servicing rights.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.6 million for the nine months ended March 31, 2004, an increase of $249,000, or 10.8%, compared to the same period in 2003. The increase in general, administrative and other expense includes increases of $233,000, or 25.7%, in employee compensation and benefits, $17,000, or 12.3%, in franchise tax, $18,000 in occupancy and equipment, and $17,000 in data processing, which were partially offset by a decrease of $43,000, or 5.4%, in other operating expense. The increase in employee compensation and benefits was due primarily to increases in employee salaries and bonuses, employee training costs, costs of the employee stock ownership plan, and decreases in deferred loan origination costs related to the reduction in the number of loans originated.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $274,000 for the nine months ended March 31, 2004, a decrease of $98,000, or 26.3%, from the same period in 2003. The decrease resulted primarily from a $287,000, or 26.2%, decrease in earnings before taxes. The Corporation's effective tax rates were 33.8% and 34.0% for the nine months ended March 31, 2004 and 2003, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and 2003

General

The Corporation's net earnings totaled $172,000 for the three months ended March 31, 2004, a decrease of $107,000, or 38.4%, from the net earnings of $279,000 recorded in the comparable period in 2003. The decrease in net earnings resulted from an increase in general, administrative and other expense of $77,000 and a decrease of $118,000 in other income, which were partially offset by decreases of $32,000 in the provision for loan losses and $52,000 in the provision for federal income taxes and an increase of $4,000 in net interest income.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2004 and 2003 (continued)

Net Interest Income

Total interest income decreased by $82,000, or 4.9%, to a total of $1.6 million for the three months ended March 31, 2004, compared to the three months ended March 31, 2003. Interest income on loans decreased by $84,000, or 5.3%, due primarily to a 44 basis point decrease in yield, which was partially offset by an increase of $2.9 million, or 2.6%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $11,000, or 45.8%, due primarily to a $548,000, or 31.3%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $13,000, or 18.8%, to a total of $82,000 for the three months ended March 31, 2004, due primarily to a $1.2 million, or 7.4%, increase in the average balance outstanding year to year.

Interest expense on deposits decreased by $98,000, or 17.6%, for the three months ended March 31, 2004, compared to the same quarter in 2003, due primarily to a 63 basis point decrease in the average cost of deposits, to 1.72% for the 2004 quarter, which was partially offset by a $11.8 million, or 12.5%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances increased by $12,000, or 8.7%, due to a $1.3 million, or 9.4%, increase in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $4,000, or 4.0%, for the three months ended March 31, 2004, compared to the same period in 2003. The interest rate spread amounted to 2.89% and 2.72%, and the net interest margin totaled 3.04% and 3.10% for the three-month periods ended March 31, 2004 and 2003, respectively.

Provision for Losses on Loans

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the three months ended March 31, 2004, compared to $32,000 recorded for the same period in 2003. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income

Other income totaled $105,000 for the three months ended March 31, 2004, a decrease of $118,000, or 52.9%, from the 2003 total. The decrease was due to a decrease of $149,000, or 73.8%, in gain on sale of loans which was partially offset by an increase of $31,000 in other operating income quarter to quarter. The decrease in gain on sale of loans was due primarily to the decrease in sales volume quarter to quarter. The decrease in sales is attributable to the decline in the number of refinances from the comparable period in 2003. The increase in other operating income consisted primarily of increases in service fees on loans sold, which were partially offset by an increase in the amortization of mortgage servicing rights.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2003 and 2002 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $841,000 for the three months ended March 31, 2004, an increase of $77,000, or 10.1%, compared to the same period in 2003. The increase in general, administrative and other expense includes increases of $73,000, or 23.9%, in employee compensation and benefits, $13,000, or 18.3%, in data processing, $6,000, or 12.5%, in franchise taxes and $4,000, or 4.1%, in occupancy and equipment expense which were partially offset by a decrease of $19,000, or 7.8%, in other operating expenses. The increase in employee compensation and benefits was due primarily to increases in employee salaries and bonus, training expense, costs of the employee stock ownership plan and decreases in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $88,000 for the three months ended March 31, 2004, a decrease of $52,000, or 37.1%, over the same period in 2003. The decrease resulted primarily from a $159,000, or 37.9%, decrease in earnings before taxes. The Corporation's effective tax rates were 33.9% and 33.4% for the three months ended March 31, 2004 and 2003, respectively.

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

                            FFD Financial Corporation

                                     PART II

ITEM 1.     Legal Proceedings

            Not applicable

ITEM 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

            (a)   None

            (b)   None

            (c) During the quarter ended March 31, 2004, the Corporation issued a total of 10,845 unregistered shares upon the exercise of employee and director stock options for an aggregate purchase price of $99,123. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            (d)   None

            (e)

                                                                                   (c)                 (d)
                                                                              Total number           Maximum
                                                                                of shares          number (or
                                                  (a)                          (or units)      approximate dollar
                                                 Total            (b)         purchased as      value) of shares
                                                number          Average     part of publicly   (or units) that may
                                               of shares      price paid        announced       yet be purchased
                                              (or units)       per share        plans or         under the plans
                  Period                     purchased (1)     (or unit)      programs (2)         or programs
            January 1, 2004
                 through
            January 31, 2004                        --           $   --               --              43,660

            February 1, 2004
                 through
            February 29, 2004                    8,744            15.03            8,744              34,916

            March 31, 2004
                 through
            March 31, 2004                          --               --               --              34,916
                                                 -----           ------            -----              ------

            Total                                8,744           $15.03            8,744              34,916
                                                 =====           ======            =====              ======

            ----------
            (1) The Corporation repurchased an aggregate of 8,744 of the Corporation's common shares pursuant to the repurchase program that was publicly announced on April 15, 2003 (the "Program"). The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

            (2) The Corporation's Board of Directors approved the repurchase by the Corporation of up to an aggregate of 61,000 of the Corporation's common shares pursuant to the Program. Unless earlier terminated by the Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase under the Program.

ITEM 3.     Defaults Upon Senior Securities

            Not applicable

                            FFD Financial Corporation

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

                      31.1    Chief Executive Officer certification pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

                      31.2    Chief Financial Officer certification pursuant to
                                Section 302 of the Sarbanes-Oxley Act of 2002

                      32.1    Chief Executive Officer certification pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

                      32.2    Chief Financial Officer certification pursuant to
                                Section 906 of the Sarbanes-Oxley Act of 2002

            (b)   Report on Form 8-K

                              On January 27, 2004, the Corporation filed a Form
                                8-K regarding its press release announcing earnings for the three and six months ended December 31, 2003.

                            FFD Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       FFD FINANCIAL CORPORATION


Date:  May 17, 2004                    By: /s/ Trent B. Troyer
     ----------------                      -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date:  May 17, 2004                    By: /s/ Robert R. Gerber
     ----------------                      -------------------------------------
                                           Robert R. Gerber
                                           Vice President, Treasurer and
                                           Chief Financial Officer