Form 10KSB
period 2004-06-30
FFD FINANCIAL CORP/OH
filed 2004-09-28
CIK 1006177

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the Fiscal Year Ended June 30, 2004

                                       OR

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from ______________ to ________________

                         Commission File Number: 0-27916

                            FFD FINANCIAL CORPORATION
              ---------------------------------------------------
                 (Name of small business issuer in its charter)

                      Ohio                              34-1921148
       ---------------------------------        ---------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)

                   321 North Wooster Avenue, Dover, Ohio 44622
              ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                           Issuer's telephone number:
                                 (330) 364-7777

         Securities registered under Section 12(b) of the Exchange Act:

                   None                                   None
          -----------------------              ---------------------------
           (Title of each class)                 (Name of each exchange
                                                  on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                        Common Shares, without par value
        -----------------------------------------------------------------
                                (Title of class)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for the fiscal year ended June 30, 2004, were $7.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the Nasdaq SmallCap Market, was $13.4 million on September 22, 2004.

      1,187,993 of the issuer's common shares were issued and outstanding on September 21, 2004.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the
                        fiscal year ended June 30, 2004.

 Part III of Form 10-KSB - Portions of the Proxy Statement for the 2004 Annual
                            Meeting of Shareholders.

       Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                     PART I

Item 1. Description of Business

General

      FFD Financial Corporation ("FFD" or the Corporation), an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the issued and outstanding common shares of First Federal Community Bank, a federal savings bank ("First Federal"). FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank in April 1996 (the "Conversion").

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter under the name "First Federal Savings Bank of Dover". In August 2001, First Federal adopted its present name.

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

      First Federal's business involves attracting deposits from individual and business customers and using such deposits to originate loans to individuals and businesses in its market area consisting of Tuscarawas and contiguous counties in Ohio. First Federal provides deposit products including checking, savings, money market and individual retirement accounts and certificates of deposit. Additionally, First Federal provides access to its products and services via the Internet at www.onlinefirstfed.com. First Federal originates residential and
            ----------------------
home equity loans, construction loans, nonresidential real estate loans, business loans, and consumer loans. Loan funds are obtained primarily from deposits, loan repayments and First Federal also obtains advances from the FHLB of Cincinnati when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

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

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                                    At June 30,
                                      ----------------------------------------------------------------------
                                             2004                      2003                     2002
                                      -------------------      -------------------       -------------------
                                                   Percent                  Percent                   Percent
                                                  of total                 of total                  of total
                                       Amount       loans       Amount       loans        Amount       loans
                                       ------       -----       ------       -----        ------       -----
                                                             (Dollars in thousands)
One- to four-family (1)               $ 56,972       49.0%     $ 62,396       53.0%      $ 64,560       59.9%
Multifamily (1)                          6,056        5.2         4,905        4.2          5,354        5.0
Nonresidential and land (1)             34,968       30.1        28,488       24.2         24,917       23.1
Commercial - secured                    15,111       13.0        19,002       16.1         10,818       10.1
Commercial - unsecured                     269        0.2           452        0.4            448        0.4
Consumer                                 2,769        2.4         2,352        2.0          1,604        1.5
Deferred loan origination costs            138        0.1           121       0 .1             --         --
                                      --------      -----      --------      -----       --------      -----
  Total loans                          116,283      100.0%      117,716      100.0%       107,701      100.0%
                                                    =====                    =====                     =====

Less:
Undisbursed portion of loans in
  process                                1,216                    2,699                       269
Deferred loan origination fees              --                       --                         1
Allowance for loan losses                  779                      818                       713
                                      --------                 --------                  --------

  Loans receivable, net               $114,288                 $114,199                  $106,718
                                      ========                 ========                  ========

(1)   Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2004, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Applicable deferred loan origination costs are included in the amounts presented.

                                                                                Due 11-or
                              Due during the year ending    Due 4-5  Due 6-10     more
                                        June 30,             years     years      years
                              ---------------------------    after     after      after
                                2005      2006      2007    6/30/04   6/30/04    6/30/04    Total
                              -------   -------   -------   -------  --------    -------   --------
                                                         (In thousands)
Residential real estate (1)   $ 9,155   $ 3,166   $ 3,331   $ 7,190   $21,513    $18,770   $ 63,125
Nonresidential and land         2,880     3,032     3,190     6,894    18,997         --     34,993
Commercial loans                5,112     5,376     4,903        --        --         --     15,391
Consumer loans                  1,026       630       669       449        --         --      2,774
                              -------   -------   -------   -------   -------    -------   --------
  Total loans                 $18,173   $12,204   $12,093   $14,533   $40,510    $18,770   $116,283
                              =======   =======   =======   =======   =======    =======   ========

-------------------

(1)   Includes one- to four-family and multifamily loans.

      The following table sets forth the dollar amount of all loans due after June 30, 2005, which have fixed interest rates and which have floating or adjustable interest rates:

                                               Due after June 30, 2005
                                               -----------------------
                                                   (In thousands)

             Fixed rate of interest                    $19,253
             Adjustable rate of interest                78,857
                                                       -------
                                                       $98,110
                                                       =======

      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County, Ohio. First Federal also originates home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $57.0 million, or 49.0% of total loans, at June 30, 2004.

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

      To a lesser extent, First Federal makes loans for the construction of residential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms from 15 to 30 years. Construction loans originated by First Federal are made to owner-occupants for the construction of single-family homes by a general contractor and to developers for the construction of single-family homes.

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

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Basic home equity lines of credit typically do not exceed an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Premier lines of credit to certain high net worth borrowers are made for amounts which may exceed the estimated value of the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30,
                                          -----------------------
2004, First Federal's one- to four-family residential real estate loan portfolio included $13.7 million in home equity loans.

      Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

      Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the credit-worthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations, partnerships and limited liability companies.

      At June 30, 2004, loans secured by multifamily properties totaled approximately $6.1 million, or 5.2 % of total loans.

      Nonresidential Real Estate and Land Loans. First Federal makes loans secured by nonresidential real estate consisting of retail stores, office buildings and other commercial properties. Such loans are originated with terms of up to 20 years and a maximum LTV of 80%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 89%.

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

      First Federal also originates loans for the construction of non-residential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms up to 20 years and generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

      At June 30, 2004, First Federal had a total of $35.0 million, or 30.1% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2004, nonresidential mortgage and land loans totaled 220% of First Federal's capital.

      Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by inventory, accounts receivable, machinery or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of not more than 85% and have adjustable interest rates with terms up to 10 years.

      Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by economic conditions.

      At June 30, 2004, First Federal had approximately $15.4 million, or 13.2% of total loans, invested in commercial loans. OTS regulations limit the amount of commercial loans that First Federal may invest in to 20% of the First Federal's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2004, First Federal was in compliance with this limit.

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

      At June 30, 2004, approximately $2.8 million, or 2.4% of First Federal's total loans were invested in consumer loans.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, newspaper, television, and radio advertisements, solicitations by First Federal's lending staff and walk-in customers.

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

      Under First Federal's current loan guidelines, if a real estate loan application is approved, First Federal usually obtains title insurance on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney's opinion for single-family loans. First Federal requires borrowers to carry satisfactory fire and casualty insurance and, if applicable, flood insurance, and to name First Federal as an insured mortgagee.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), and First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2004, First Federal sold approximately $29.8 million in loans to the FHLMC.

      The following table presents the activity in First Federal's loan portfolio, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions. During 2004 and 2003 loans originated includes $1.2 million and $196,000, respectively, non-residential loans purchased from other financial institutions. No loans were purchased in 2002.

                                                     Year ended June 30,
                                              --------------------------------
                                                2004        2003        2002
                                              --------    --------    --------
                                                      (In thousands)
Loans originated:
   One- to four-family                        $ 36,182    $ 55,037    $ 28,847
   Construction                                  3,700       4,706       1,288
   Nonresidential and land                      11,589      11,787      16,587
   Commercial                                   16,744      21,438       3,915
   Consumer                                      1,626       1,702         533
                                              --------    --------    --------
     Total loans originated                     69,841      94,670      51,170
Principal repayments                            41,633      41,319      32,238
Loans sold                                      29,752      44,172      19,210
Increase (decrease) in other items, net (1)         83        (268)       (134)
                                              --------    --------    --------
Net increase (decrease) in loans receivable   $ (1,461)   $  8,911    $   (412)
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

      Based on the 15% limit, First Federal was able to lend approximately $2.4 million to one borrower at June 30, 2004. The largest amount First Federal had outstanding to one borrower at June 30, 2004, was $2.1 million.

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

      Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate loans and 30 days for ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure or collection proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral, it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2004.

      The following table reflects the amount of delinquent loans as of the dates indicated:

                                   June 30, 2004                 June 30, 2003                  June 30, 2002
                           -----------------------------  ----------------------------   ----------------------------
                                                Percent                       Percent                        Percent
                                                of total                      of total                       of total
                           Number    Amount      loans    Number    Amount     loans     Number    Amount     loans
                           ------    ------      -----    ------    ------     -----     ------    ------     -----
                                                            (Dollars in thousands)
 Loans delinquent for:
    30 - 59 days              6      $  157       .13%      11      $  636      0.53%      13      $1,247      1.15%
    60 - 89 days             11         474       .41%       7         313      0.26%      13         904      0.84%
    90 days and over         14         741       .64%      12         808      0.68%       9         622      0.58%
                             --      ------      ----       --      ------      ----       --      ------      ----
 Total delinquent loans      31      $1,372      1.18%      30      $1,757      1.47%      35      $2,773      2.57%
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

                                                       At June 30,
                                               ----------------------------
                                                2004       2003       2002
                                               ------     ------     ------
                                                  (Dollars in thousands)

Impaired and nonperforming loans               $  370     $  692     $   38
Impaired and performing loans                     404      1,552        421
                                               ------     ------     ------

   Total impaired loans                           774      2,244        459

Other nonperforming loans                         370        116        584
                                               ------     ------     ------

   Total nonperforming and impaired loans       1,144      2,360      1,043

Real estate acquired through foreclosure           --        161         --
                                               ------     ------     ------

   Total nonperforming and impaired assets     $1,144     $2,521     $1,043
                                               ======     ======     ======

Total nonperforming and impaired loans as a
   percent of total loans                        0.98%      1.98%      0.97%

Allowance for loan losses as a percent of
   nonperforming and impaired loans             68.09%     32.45%     68.36%

Total nonperforming and impaired assets to
   total assets                                  0.84%      1.85%      0.80%

      For the year ended June 30, 2004, interest income of $49,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. No interest income was recorded on such loans during the year.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2004, First Federal had $3.2 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                              At June 30,
                                      --------------------------
                                       2004      2003      2002
                                      ------    ------    ------
                                            (In thousands)
                Classified assets:
                  Substandard         $  415    $  431    $   --
                  Doubtful               534       552        --
                                      ------    ------    ------
                  Total               $  949    $  983    $   --
                                      ======    ======    ======

      Federal examiners are authorized to classify an association's assets. If the association does not agree with an examiner's classification of an asset, it may appeal the determination to the Regional Director of the OTS. First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

      Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including, but not limited to, growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, loan charge-offs, current and anticipated economic conditions in First Federal's primary lending area, past loss experience and possible losses arising from specific problem assets.

      The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's primary lending area of Tuscarawas County, Ohio which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a historically low charge-off rate. Substantially all of First Federal's other real estate loans are also secured by properties in First Federal's primary lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years.

      Nonresidential real estate loans and commercial loans are generally deemed to entail significantly greater risk than residential real estate loans. The repayment of such loans is typically dependent on the income stream and successful operation of the business, which can be affected by economic conditions.

      A small portion of First Federal's total loans consists of consumer loans. Some of these loans are unsecured and others are secured by collateral that declines in value, which entails a higher degree of risk than real estate loans.

      Large loans are reviewed periodically to identify potential problems at an early date. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in making the final determination.

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                    Year ended June 30,
                                               ------------------------------
                                                2004        2003        2002
                                               ------      ------      ------
                                                  (Dollars in thousands)

Balance at beginning of period                 $  818      $  713      $  564
Charge-offs                                       (64)        (26)         (1)
Provision for losses on loans                      25         131         150
                                               ------      ------      ------
Balance at end of period                       $  779      $  818      $  713
                                               ======      ======      ======

Ratio of net charge-offs to average loans
   outstanding during the period                 0.06%       0.02%        -- %

Ratio of allowance for loan losses to total
   loans                                         0.67%       0.68%       0.66%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                            At June 30,
                            ---------------------------------------------------------------------------
                                      2004                      2003                      2002
                            -----------------------    ----------------------    ----------------------
                                       Percent of                Percent of                Percent of
                                      loans in each             loans in each             loans in each
                                       category to               category to               category to
                            Amount     total loans     Amount    total loans     Amount    total loans
                            ------    -------------    ------   -------------    ------   -------------
                                                       (Dollars in thousands)
Balance at year end
applicable to:
   Real estate loans          $124         84.4%        $489         81.5%        $255         88.0%
   Commercial loans            648         13.2          300         16.5          396         10.5
   Consumer loans                7          2.4           29          2.0           62          1.5
   Unallocated                  --           --           --           --           --           --
                              ----        -----         ----        -----         ----        -----
     Total                    $779        100.0%        $818        100.0%        $713        100.0%
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

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                       At June 30,
                                     ---------------------------------------------------------------------------------
                                                      2004                                      2003
                                     ---------------------------------------   ---------------------------------------
                                     Amortized   % of       Market    % of     Amortized   % of       Market    % of
                                        cost     total      Value     total       cost     total      value     total
                                       ------    ------     ------    ------     ------    ------     ------    ------
                                                                  (Dollars in thousands)
Investment securities designated as
available for sale:
  U.S. Government and agency
     obligations                       $4,499      81.4%    $4,402      80.9%    $1,501      50.5%    $1,502      49.7%
                                       ------    ------     ------    ------     ------    ------     ------    ------

Mortgage-backed securities
   designated as held to maturity         395       7.2        411       7.5        651      21.9        687      22.8

Mortgage-backed securities
   designated as available for sale       632      11.4        630      11.6        820      27.6        832      27.5
                                       ------    ------     ------    ------     ------    ------     ------    ------

Total mortgage-backed securities        1,027      18.6      1,041      19.1      1,471      49.5      1,519      50.3
                                       ------    ------     ------    ------     ------    ------     ------    ------

Total investment securities and
   mortgage-backed securities          $5,526     100.0%    $5,443     100.0%    $2,972     100.0%    $3,021     100.0%
                                       ======    ======     ======    ======     ======    ======     ======    ======


                                                  At June 30,
                                     ---------------------------------------
                                                      2002
                                     ---------------------------------------
                                     Amortized   % of       Market    % of
                                        cost     total      value     total
                                       ------    ------     ------    ------
                                              (Dollars in thousands)
Investment securities designated as
available for sale:
  U.S. Government and agency
     obligations                       $2,038      39.4%    $2,047      39.0%
                                       ------    ------     ------    ------

Mortgage-backed securities
   designated as held to maturity       1,606      31.0      1,648      31.4

Mortgage-backed securities
   designated as available for sale     1,531      29.6      1,551      29.6
                                       ------    ------     ------    ------

Total mortgage-backed securities        3,137      60.6      3,199      61.0
                                       ------    ------     ------    ------

Total investment securities and
   mortgage-backed securities          $5,175     100.0%    $5,246     100.0%
                                       ======    ======     ======    ======

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2004, are indicated in the following table:

                                                 After one year through       After five
                           Less than one year           five years         through ten years
                          --------------------   ----------------------   --------------------
                          Amortized    Average    Amortized    Average    Amortized    Average
                             Cost       yield        cost       yield        cost       yield
                            ------     -------      ------     -------      ------      ------
                                                 (Dollars in thousands)
U.S. Government and
  agency obligations        $   --          --%     $   --          --%     $2,500        3.55%
Mortgage-backed
  securities                    --          --          54        7.22         106        8.78
                            ------      ------      ------      ------      ------      ------
                            $   --          --%     $   54        7.22%     $2,606        3.76%
                            ======      ======      ======      ======      ======      ======


                               After ten
                                 years                            Total
                          --------------------    -------------------------------------
                          Amortized    Average    Amortized     Market      Weighted-
                             cost       yield        cost       value     average yield
                            ------      ------      ------      ------    -------------
                                            (Dollars in thousands)
U.S. Government and
  agency obligations        $1,999        5.00%     $4,499      $4,402         4.19%
Mortgage-backed
  securities                   867        3.76       1,027       1,041         4.46
                            ------      ------      ------      ------       ------
                            $2,866        4.62%     $5,526      $5,443         4.24%
                            ======      ======      ======      ======       ======

----------------

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

      At June 30, 2004, First Federal's certificates of deposit totaled $48.2 million, or 45.7% of total deposits. Of such amount, approximately $25.8 million mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                      At June 30,
                                          ----------------------------------------------------------------------
                                                  2004                     2003                     2002
                                          --------------------     --------------------     --------------------
                                                      Percent                 Percent                  Percent
                                                      of total                of total                 of total
                                           Amount     deposits      Amount    deposits       Amount    deposits
                                           ------     --------      ------    --------       ------    --------
                                                                (Dollars in thousands)
Transaction accounts:
  Demand deposit accounts                 $ 10,805        10.3%    $  7,867         7.5%    $  4,908         5.1%
  NOW and money market accounts (1)         12,888        12.2       12,981        12.5       11,343        11.9
  Passbook savings accounts (2)             33,526        31.8       32,229        30.9       29,623        31.0
                                          --------    --------     --------    --------     --------    --------

  Total transaction accounts                57,219        54.3       53,077        50.9       45,874        48.0

Certificates of deposit:
    .50 - 1.00%                              1,807         1.7          429         0.4           --          --
   1.01 - 2.00%                             14,691        13.9       11,571        11.1        2,871         3.0
   2.01 - 4.00%                             18,014        17.1       18,895        18.1       23,816        24.9
   4.01 - 6.00%                             13,715        13.0       18,726        17.9       14,473        15.2
   6.01 - 8.00%                                 --          --        1,653         1.6        8,508         8.9
                                          --------    --------     --------    --------     --------    --------
     Total certificates of deposit (3)      48,227        45.7       51,274        49.1       49,668        52.0
                                          --------    --------     --------    --------     --------    --------

     Total deposits                       $105,446       100.0%    $104,351       100.0%    $ 95,542       100.0%
                                          ========    ========     ========    ========     ========    ========

-----------------------------

(1) The weighted-average interest rates on NOW and money market accounts were 0.17% at June 30, 2004, 0.20% at June 30, 2003, and 0.35% at June 30,
      2002.

(2) The weighted-average interest rates on passbook accounts were 0.84% at June 30, 2004, 0.83% at June 30, 2003, and 1.59% at June 30, 2002.

(3) The weighted-average rates on all certificates of deposit were 2.98% at June 30, 2004, 3.43% at June 30, 2003, and 3.93% at June 30, 2002.

      The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2004:

                                  Amount Due
                                  ----------

                                Over         Over
                     Up to    1 year to   3 years to     Over
 Rate              One year    3 years     5 years     5 years      Total
 ----              --------    -------     -------     -------
                                       (In thousands)
 0.50 - 1.00%      $  1,802    $      5    $     --    $     --    $  1,807
 1.01 - 2.00%        10,894       3,797          --          --      14,691
 2.01 - 4.00%         8,240       7,010       2,561         204      18,014
 4.01 - 6.00%         4,890       8,351         210         263      13,715
                   --------    --------    --------    --------    --------

   Total           $ 25,826    $ 19,163    $  2,771    $    467    $ 48,227
                   ========    ========    ========    ========    ========

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2004:

           Maturity                                               Amount
           --------                                               ------
                                                              (In thousands)

           Three months or less                                   $1,129
           Over 3 months to 6 months                               1,427
           Over 6 months to 12 months                              2,107
           Over 12 months                                          4,790
                                                                  ------

              Total                                               $9,453
                                                                  ======

      The following table sets forth First Federal's deposit account balance activity for the periods indicated:

                                                Year ended June 30,
                                       ---------------------------------------
                                         2004           2003           2002
                                       ---------      ---------      ---------
                                                (Dollars in thousands)

Beginning balance                      $ 104,351      $  95,542      $  91,018

Deposits                                 972,191        701,797        540,187
Withdrawals                             (972,653)      (694,954)      (538,233)
                                       ---------      ---------      ---------
Net increase (decrease) in deposits
   before interest credited                 (462)         6,843          1,954
Interest credited                          1,557          1,966          2,570
                                       ---------      ---------      ---------
Ending balance                         $ 105,446      $ 104,351      $  95,542
                                       =========      =========      =========

Net increase                           $   1,095      $   8,809      $   4,524
                                       =========      =========      =========

Percent increase                             1.1%           9.2%           5.0%
                                             ===            ===            ===

      Borrowings. First Federal's other sources of funds include advances from the FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complied with this requirement at June 30, 2004, with an investment in stock of the FHLB of Cincinnati of $2.0 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2004, First Federal had $12.7 million outstanding in advances from the FHLB. First Federal had no other borrowings during the last three fiscal years.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                               At June 30,
                                     -------------------------------
                                      2004        2003        2002
                                     -------     -------     -------
                                         (Dollars in thousands)

FHLB advances                        $12,669     $13,891     $17,553
Weighted-average interest rate of
   FHLB advances                        4.50%       3.95%       3.67%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                           Year ended June 30,
                                     -------------------------------
                                       2004        2003        2002
                                     -------     -------     -------
                                          (Dollars in thousands)

Maximum balance                      $15,387     $17,553     $25,667
Average balance                      $14,588     $15,066     $20,548
Weighted-average interest rate          4.03%       3.87%       3.77%

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

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). The principal assets of DSC consist of an investment in a data processing service center for financial institutions and a savings account in First Federal. The net book value of First Federal's investment in DSC at June 30, 2004, was approximately $15,026.

Personnel

      At June 30, 2004, First Federal had 43 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

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

Office of Thrift Supervision Regulations

      General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations the deposits of which are insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. Under certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

      Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Community reinvestment regulations evaluate how well and to what extent an institution lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in that area. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger.

      Regulatory Capital Requirements. First Federal is required by OTS regulations to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. First Federal exceeded these requirements with tangible capital of 11.7%, core capital of 11.7% and risk-based capital of 17.4% at June 30, 2004.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory and discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. First Federal's capital at June 30, 2004, met the standards for the highest category, a "well-capitalized" institution.

      Federal law prohibits a savings association from making a capital distribution to anyone or paying management fees to any person having control of the association if, after such distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on average during each of four preceding calendar quarters and must provide adequate assurances of performance.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Capital distributions include payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be submitted to and approved by the OTS (i) if the proposed distribution would cause the savings association's total distributions for the calendar year to exceed net income for that year to date plus the retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Qualified Thrift Lender Test.If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, the FHLMC or the FNMA. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2004, First Federal qualified as a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the Lending Limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" members of board of directors of the association with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2004.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act ("FRA") and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B of the FRA and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, acceptance of securities issued by an affiliate as collateral for an extension of credit to any person, issuance of a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2004.

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

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.4 million (subject to an exemption of up to $6.6 million), and of 10% of net transaction accounts in excess of $45.4 million. At June 30, 2004, First Federal was in compliance with its reserve requirements.

Holding Company Regulation

      As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation by a savings and loan holding company of an activity constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose such restrictions as deemed necessary to address such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of FFD and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2004, First Federal qualified as a QTL.

      Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company thereof, which is not a subsidiary without prior approval of the OTS. Under certain circumstances, a savings and loan holding company is permitted to acquire, with the approval of the OTS, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with the prior approval of the OTS, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

Ohio Corporation Law

      Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, any merger, combination or consolidation and any of certain other sales, leases, distributions, dividends, exchanges, mortgages or transfers between such an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a business combination is permitted only if, prior to the time such person first becomes an Interested Shareholder, the Board of Directors of the issuing corporation has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

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

      Sarbanes-Oxley Act of 2002. The Sarbanes-Oxley Act is applicable to all companies with equity securities required to file reports under the Securities Exchange Act of 1934. The Sarbanes-Oxley Act established, among other things:
(i) new requirements for audit committees, including independence, expertise, and responsibilities; (ii) additional responsibilities regarding financial statements for the Chief Executive Officer and Chief Financial Officer of the reporting company; (iii) new standards for auditors and regulation of audits;
(iv) increased disclosure and reporting obligations for the reporting company and its directors and executive officers; and (v) new and increased civil and criminal penalties for violations of the securities laws. Many of the provisions were effective immediately while other provisions become effective over a period of time and are subject to rulemaking by the SEC. Because FFD's common stock is registered with the SEC, it is subject to the Sarbanes-Oxley Act, and any future rules or regulations promulgated under such act.

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

      A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the "applicable excess reserves" of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the "pre-1988 reserves"). In the case of a thrift
                 ----
institution that is treated as a small bank, like First Federal, the amount of the institution's applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of
(a) its pre-1988 reserves or (b) what the thrift's reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2004, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.6 million. First Federal believes it had approximately $8.4 million of accumulated earnings and profits for tax purposes as of June 30, 2004, which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A-8 and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2004.

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

      The allowance is regularly reviewed by management to determine whether the amount is considered adequate to absorb probable losses. This evaluation includes specific loss estimates on certain individually reviewed loans, statistical loss estimates for loan pools that are based on historical loss experience, and general loss estimates that are based upon the size, quality, and concentration characteristics of the various loan portfolios, adverse situations that may affect a borrower's ability to repay, and current economic and industry conditions.Also considered as part of that judgment is a review of the Bank's trends in delinquencies and loan losses, as well as trends in delinquencies and losses for the region and nationally, and economic factors.

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

Item 2. Description of Property.

      The following table sets forth certain information at June 30, 2004, regarding the properties on which the main office and branch offices of First Federal are located:

                                     Owned           Date             Net
Location                           or leased       acquired      book value(1)
--------                           ---------       --------      -------------
                                                                 (In thousands)

321 North Wooster Avenue
Dover, Ohio  44622                   Owned           1/96             $549

224 West High Avenue
New Philadelphia, OH  44663          Owned           11/97            $314

902 Boulevard
Dover, Ohio  44622                   Owned           12/01            $785

-----------------------------

(1) At June 30, 2004, First Federal's office premises and equipment had a total net book value of approximately $2.0 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

      Neither FFD nor First Federal is presently involved in any legal proceedings of a material nature. From time to time, First Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by First Federal.

Item 4. Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The information contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2004 (the "Annual Report"), under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference.

      During the quarter ended June 30, 2004, the Corporation issued a total of 15,520 unregistered shares upon the exercise of employee and director stock options for an aggregate purchase price of $142,019. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      The following table shows repurchases during the quarter ended June 30, 2004.

       -------------------------------------------------------------------------------------------------------------------
                                                                                   (c)                     (d)
                                                                             Total number of        Maximum number (or
                                                                            shares (or units)       approximate dollar
                                       (a)                    (b)           purchased as part      value) of shares (or
                                 Total number of      Average price paid       of publicly        units) that may yet be
                                shares (or units)     per share (or unit)   announced plans or     purchased under the
       Period                     purchased (1)                                programs (2)         plans or programs
       -------------------------------------------------------------------------------------------------------------------
       April 1, 2004
        through                          392                 $15.11                  392                  34,524
       April 30, 2004

       -------------------------------------------------------------------------------------------------------------------

       May 1, 2004
        through
       May 31, 2004                   34,500                 $14.02               34,500                      24

       -------------------------------------------------------------------------------------------------------------------

       June 1, 2004
        through                           --                     --                   --                      24
       June 30, 2004                  ------                 ------               ------                  ------

       -------------------------------------------------------------------------------------------------------------------

       Total                          34,892                 $14.03               34,892                      24
                                      ======                 ======               ======                  ======

       -------------------------------------------------------------------------------------------------------------------

(1) The Corporation repurchased an aggregate of 34,892 of the Corporation's common shares pursuant to the repurchase program that was publicly announced on April 15, 2003 (the "Program"). The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

(2) The Corporation's Board of Directors approved the repurchase by the Corporation of up to an aggregate of 61,000 of the Corporation's common shares pursuant to the Program. Unless earlier terminated by the Board of Directors, the Program will expire when the Corporation has repurchased all shares authorized for repurchase under the Program.

Item 6. Management's Discussion and Analysis or Plan of Operation

      The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7. Financial Statements.

      The Consolidated Financial Statements appearing in the Annual Report and the report of Grant Thornton LLP dated September 3, 2004, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A. Controls and Procedures.

      FFD's management reviews FFD's internal controls on an ongoing basis with a view towards continuous improvement. In this regard, in preparation of the audit for the fiscal year ended June 30, 2004, management became aware of a certain weakness in FFD's internal controls relating to:

      o The timely complete reconciliation of its operating account at the Federal Home Loan Bank.

      To address the weakness identified, management is taking the following corrective actions with respect to internal controls:

      o     Re-assignment of reconciliation duties; and,

      o Improvement of the internal review and certification process for completed reconciliations.

      The Corporation's independent auditors have advised the Audit Committee that this internal control weakness constitutes a material weakness as defined in the auditing literature.

      FFD's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-14(c) and 15d-14
(c) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based upon that evaluation and the corrective actions discussed above, the Chief Executive Officer and Chief Financial Officer have concluded that FFD's disclosure controls and procedures are effective.


Item 8B.  Other Information

      Not applicable

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2004 Annual Meeting of Shareholders of FFD (the "Proxy Statement") under the captions "Election of Directors and Board Information," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

      FFD has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the Company's Code of Business Conduct and Ethics may be obtained without charge upon written request to the Secretary of FFD Financial Corporation at 321 North Wooster Avenue, Dover, Ohio 44622.

Item 10. Executive Compensation.

      The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The information contained in the Proxy Statement under the captions "Ownership of FFD Shares" is incorporated herein by reference.

      FFD currently maintains the FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "1996 Plan") and the FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors (the "Directors Plan").

      The following table shows for the 1996 Plan and the Directors Plan the (a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of common shares remaining for future issuance at June 30, 2004, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.

                                           -----------------------------------------------------------------------------
                                                    (a)                      (b)                        (c)
------------------------------------------------------------------------------------------------------------------------

                                                                                               Number of securities
                                                                                              remaining available for
                                            Number of securities                               future issuance under
                                             to be issued upon        Weighted-average        equity compensation plans
                                                exercise of           exercise price of        (excluding securities
Plan Category                               outstanding options      outstanding options      reflected in column (a))
-------------                               -------------------      -------------------      ------------------------
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved
by security holders (the 1996 Option
Plan)                                              81,053                  $ 9.81                     39,687
------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not
approved by security holders (the
Directors Plan)(1)                                  8,945                  $10.10                      3,305

------------------------------------------------------------------------------------------------------------------------

Total                                              89,998                  $ 9.84                     42,992

------------------------------------------------------------------------------------------------------------------------

(1) The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting. There are only 12,250 options available under the Directors Plan, 8,945 of which have been granted to Mr. Gundy, and as of September 24, 2004, no options granted under the plan had been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required at the time under applicable Nasdaq rules. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the "fair market value" (as defined in the Directors Plan) of FFD's common shares on the date of the grant. One-fifth of the options granted will become exercisable on each of the first five anniversaries of the date of the grant.


Item 12. Certain Relationships and Related Transactions.

      The information contained in the Proxy Statement under the caption "Certain Transactions" is incorporated by reference.


Item 13. Exhibits and Reports on Form 8-K.

(a)   Exhibits

      3     Articles of Incorporation and Code of Regulations

      10.1  FFD Financial Corporation 1996 Stock Option and Incentive Plan

      10.2 First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement

      10.3 FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors

      10.4 Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated June 12, 2003

      10.5 Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated June 12, 2003

      10.6 Change of Control Agreement between First Federal Community Bank and Sally K. O'Donnell dated June 12, 2003

      13 2004 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholders' Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

      20    Proxy Statement for 2004 Annual Meeting of Shareholders

      21    Subsidiaries of FFD Financial Corporation

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K

      On April 27, 2004, the Corporation filed a Form 8-K regarding the anouncement of its earnings for the quarter ended March 31, 2004.

Item 14. Principal Accountant Fees and Services.

      The information contained in the Proxy Statement under the caption "Audit and Non-Audit Fees" is incorporated by reference.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                FFD FINANCIAL CORPORATION


                                By:/s/ Trent B. Troyer
                                   ------------------------------
                                   Trent B. Troyer
                                   President and Chief Executive Officer

Date: September 27, 2004

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard A. Brinkman, Jr.             /s/ Stephen G. Clinton
--------------------------------         ---------------------------------------
Richard A. Brinkman, Jr.                 Stephen G. Clinton
Director                                 Director

Date: September 27, 2004                 Date: September 27, 2004

/s/ Leonard L. Gundy                     /s/ Enos L. Loader
--------------------------------         ---------------------------------------
Leonard L. Gundy                         Enos L. Loader
Director                                 Director

Date: September 27, 2004                 Date: September 27, 2004

/s/ Robert D. Sensel                     /s/ Trent B. Troyer
--------------------------------         ---------------------------------------
Robert D. Sensel                         Trent B. Troyer
Director                                 President and Chief Executive Officer
                                         (Principal Executive Officer)

Date: September 27, 2004
                                         Date: September 27, 2004

/s/ Robert R. Gerber
--------------------------------
Robert R. Gerber
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: September 27, 2004

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER       DESCRIPTION
------       -----------
  3.1        Articles of Incorporation of FFD           Incorporated by reference to the Registration Statement on
             Financial Corporation                      Form S-1 filed by FFD on December 15, 1995 (the "S-1")
                                                        with the Securities and Exchange Commission (the "SEC"),
                                                        Exhibit 3.1

  3.2        Certificate of Amendment to Articles of    Incorporated by reference to Pre-Effective Amendment No. 1
             Incorporation of FFD Financial             to the S-1 filed with the SEC on February 1, 1996 ("Pre-
             Corporation                                Effective Amendment No. 1"), Exhibit 3.2

  3.3        Certificate of Amendment to Articles of    Incorporated by reference to Pre-Effective Amendment No. 1,
             Incorporation of FFD Financial             Exhibit 3.3
             Corporation

  3.4        Code of Regulations of FFD Financial       Incorporated by reference to the S-1, Exhibit 3.3
             Corporation

  10.1       FFD Financial Corporation 1996 Stock       Incorporated by reference to the Proxy Statement for the 2003
             Option and Incentive Plan, as amended      Annual Meeting of Shareholders filed with the SEC on
                                                        September 22, 2003 (SEC File No. 000-27916), Annex A

  10.2       First Federal Savings Bank of Dover        Incorporated by reference to the 1998 10-KSB, Exhibit 10.2
             Recognition and Retention Plan and
             Trust Agreement

  10.3       FFD Financial Corporation 2002 Stock       Incorporated by reference to the Form 10-KSB for the year
             Option Plan for Non-Employee               ended June 30, 2003, as filed with the SEC on EDGAR on
             Directors                                  September 29, 2003 (SEC File No. 000-27916), Exhibit 10.3

  10.4       Change of Control Agreement between        Included herewith
             First Federal Community Bank and
             Scott C. Finnell dated June 12, 2003

  10.5       Change of Control Agreement between        Included herewith.
             First Federal Community Bank and
             Sally K. O'Donnell dated June 12, 2003

  10.6       Change of Control Agreement between        Included herewith.
             First Federal Community Bank and
             Trent B. Troyer dated June 12, 2003

  13         FFD Financial Corporation 2004             Included herewith.
             Annual Report to Shareholders

  20         Proxy Statement for 2004 Annual            Incorporated by reference to the Proxy Statement for the 2004
             Meeting of Shareholders                    Annual Meeting of Shareholders filed with the SEC on
                                                        September 20, 2004 (SEC File No. 000-27916)

  21         Subsidiaries of FFD Financial              Incorporated by reference to the Annual Report on Form
             Corporation                                10-KSB for the fiscal year ended June 30, 1996, filed with the
                                                        SEC on EDGAR on September 27, 1996 (SEC File No. 000-
                                                        27916), Exhibit 21

  31.1       Certification of Chief Executive Officer   Included herewith
             pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

  31.2       Certification of Chief Financial Officer   Included herewith
             pursuant to Section 302 of the
             Sarbanes-Oxley Act of 2002

  32.1       Certification of Chief Executive Officer   Included herewith
             pursuant to Section 906 of the
             Sarbanes-Oxley Act of 2002

  32.2 Certification of Chief Financial Officer Included herewith pursuant to Section 906 of the Sarbanes-Oxley Act of 2002