Form 10QSB
period 2004-09-30
FFD FINANCIAL CORP/OH
filed 2004-11-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         September 30, 2004
                               --------------------------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:           0-27916
                       ----------------------------

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

Yes |X|     No |_|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 8, 2004 - 1,187,993 shares of common stock, no par value

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                             September 30,        June 30,
         ASSETS                                                                       2004            2004
Cash and due from banks                                                          $   1,623       $   1,999
Interest-bearing deposits in other financial institutions                            7,408           8,821
                                                                                 ---------       ---------
         Cash and cash equivalents                                                   9,031          10,820

Investment securities designated as available for sale - at market                   4,505           4,402
Mortgage-backed securities designated as available for sale - at market                587             630
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $363 and $411 as of September 30,
  2004 and June 30, 2004, respectively                                                 352             395
Loans receivable - net                                                             117,078         114,288
Loans held for sale - at lower of cost or market                                       222             217
Office premises and equipment - at depreciated cost                                  1,994           2,028
Stock in Federal Home Loan Bank - at cost                                            2,069           2,047
Accrued interest receivable                                                            401             381
Prepaid expenses and other assets                                                      207             275
Prepaid federal income taxes                                                           287             409
                                                                                 ---------       ---------

         Total assets                                                            $ 136,733       $ 135,892
                                                                                 =========       =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $ 106,311       $ 105,446
Advances from the Federal Home Loan Bank                                            12,607          12,669
Accrued interest payable                                                                99              97
Other liabilities                                                                      637             719
Deferred federal income taxes                                                          242             223
                                                                                 ---------       ---------
         Total liabilities                                                         119,896         119,154

Commitments                                                                             --              --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                             --              --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                               --              --
  Additional paid-in capital                                                         7,895           7,910
  Retained earnings - restricted                                                    12,464          12,385
  Accumulated comprehensive income (loss); unrealized gains (losses) on
    securities designated as available for sale, net of related tax effects              5             (66)
  Shares acquired by stock benefit plans                                              (444)           (444)
  Less 266,757 treasury shares at each of September 30, 2004 and
    June 30, 2004, respectively - at cost                                           (3,083)         (3,047)
                                                                                 ---------       ---------
         Total shareholders' equity                                                 16,837          16,738
                                                                                 ---------       ---------

         Total liabilities and shareholders' equity                              $ 136,733       $ 135,892
                                                                                 =========       =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2004 and 2003
                      (In thousands, except per share data)

                                                                      2004           2003
Interest income
  Loans                                                           $  1,524       $  1,531
  Mortgage-backed securities                                            10             18
  Investment securities, interest-bearing deposits and other            78             43
                                                                  --------       --------
         Total interest income                                       1,612          1,592

Interest expense
  Deposits                                                             437            511
  Borrowings                                                           143            140
                                                                  --------       --------
         Total interest expense                                        580            651
                                                                  --------       --------

         Net interest income                                         1,032            941

Other income
  Gain on sale of loans                                                 69            158
  Other operating                                                       95             18
                                                                  --------       --------
         Total other income                                            164            176

General, administrative and other expense
  Employee compensation and benefits                                   414            358
  Occupancy and equipment                                               92             91
  Franchise taxes                                                       55             53
  Data processing                                                       99            117
  Loss on sale of real estate acquired through foreclosure              --              7
  Other operating                                                      227            224
                                                                  --------       --------
         Total general, administrative and other expense               887            850
                                                                  --------       --------

         Earnings before income taxes                                  309            267

Federal income taxes
  Current                                                              122             86
  Deferred                                                             (17)             5
                                                                  --------       --------
         Total federal income taxes                                    105             91
                                                                  --------       --------

         NET EARNINGS                                             $    204       $    176
                                                                  ========       ========

         EARNINGS PER SHARE
           Basic                                                  $    .18       $    .15
                                                                  ========       ========

           Diluted                                                $    .17       $    .15
                                                                  ========       ========

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2004 and 2003
                                 (In thousands)

                                                                2004       2003

Net earnings                                                   $ 204      $ 176

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $37 and $(1) in
    2004 and 2003, respectively                                   71         (2)
                                                               -----      -----

Comprehensive income                                           $ 275      $ 174
                                                               =====      =====

Accumulated comprehensive income                               $   5      $   6
                                                               =====      =====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2004 and 2003
                                 (In thousands)

                                                                          2004            2003
Cash flows from operating activities:
  Net earnings for the period                                        $     204       $     176
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of deferred loan origination (fees) costs                  12               1
    Depreciation and amortization                                           46              47
    (Gain) loss on sale of mortgage loans                                  (18)              8
    Loans originated for sale in the secondary market                   (2,041)        (16,304)
    Proceeds from sale of loans in the secondary market                  2,054          17,867
    Proceeds from sale of loans to other financial institutions            238
    Loss on sale of real estate acquired through foreclosure                --               7
    Federal Home Loan Bank stock dividends                                 (22)            (20)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                          (20)             47
      Prepaid expenses and other assets                                     68             128
      Accrued interest payable                                               2              (4)
      Other liabilities                                                    (82)           (483)
      Federal income taxes
        Current                                                            122              25
        Deferred                                                           (17)              5
                                                                     ---------       ---------
         Net cash provided by  operating activities                        546           1,500

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                         --          (1,500)
  Proceeds from maturity of investment securities                           --           1,500
  Principal repayments on mortgage-backed securities                        90             124
  Loan principal repayments                                              9,199           9,164
  Loan disbursements                                                   (12,239)         (9,837)
  Purchase of office premises and equipment                                (12)            (21)
                                                                     ---------       ---------
         Net cash used in investing activities                          (2,962)           (570)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                              865          (1,005)
  Repayment of Federal Home Loan Bank advances                          (1,062)            (29)
  Proceeds from Federal Home Loan Bank advances                          1,000           1,525
  Proceeds from exercise of stock options                                   81              --
  Dividends on common stock                                               (125)           (121)
  Purchase of treasury stock                                              (132)             --
                                                                     ---------       ---------
         Net cash provided by financing activities                         627             370
                                                                     ---------       ---------

Net increase (decrease) in cash and cash equivalents                    (1,789)          1,300

Cash and cash equivalents at beginning of period                        10,820          12,243
                                                                     ---------       ---------

Cash and cash equivalents at end of period                           $   9,031       $  13,543
                                                                     =========       =========

                            FFD Financial Corporation

             For the three months ended September 30, 2004 and 2003
                                 (In thousands)

                                                                        2004       2003
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                               $  --      $  61
                                                                       =====      =====

    Interest on deposits and borrowings                                $ 578      $ 655
                                                                       =====      =====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                               $  71      $  (2)
                                                                       =====      =====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                  $  51      $ 166
                                                                       =====      =====

Issuance of mortgage loan upon sale of real estate
  acquired through foreclosure                                         $  --      $ 154
                                                                       =====      =====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended September 30, 2004 and 2003

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the "Bank"). All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 39,513 and 52,687 unallocated ESOP shares for the three-month periods ended September 30, 2004 and 2003, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                             2004           2003

      Weighted-average common shares
        outstanding (basic)                             1,148,959      1,160,310
      Dilutive effect of assumed exercise
        of stock options                                   25,573         39,213
                                                        ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                           1,174,532      1,199,523
                                                        =========      =========

                            FFD Financial Corporation

         For the three-month periods ended September 30, 2004 and 2003

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") that provided for the issuance of 169,838 shares of authorized but unissued shares of common stock.

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004, as well as 2003, respectively: dividend yields of 3.0% and 2.8%; expected volatility of 38.2% and 31.6%; risk-free interest rates of 4.3% and 4.1% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of September 30, 2004 and June 30, 2004 and 2003, and changes during the periods then ended are presented below:

                                              September 30,                             June 30,
                                                 2004                       2004                       2003
                                                     Weighted-                  Weighted-                  Weighted-
                                                       average                    average                    average
                                                      exercise                   exercise                   exercise
                                           Shares        price        Shares        price        Shares        price
Outstanding at beginning of period         89,998       $ 9.84       115,183       $ 9.47       104,385       $ 9.25
Granted                                        --           --         4,500        14.87        14,920        10.94
Exercised                                  (8,945)        9.14       (28,365)        9.15        (4,122)        9.17
Forfeited                                      --           --        (1,320)        9.54            --           --
                                         --------       ------      --------       ------      --------       ------

Outstanding at end of period               81,053       $ 9.92        89,998       $ 9.84       115,183       $ 9.47
                                         ========       ======      ========       ======      ========       ======

Options exercisable at period-end          59,810       $ 9.36        68,755       $ 9.33        91,809       $ 9.22
                                         ========       ======      ========       ======      ========       ======
Weighted-average fair value of
  options granted during the period                        N/A                     $ 4.36                     $ 3.92
                                                        ======                     ======                     ======

The following information applies to options outstanding at September 30, 2004:

Number outstanding                                                       65,776
Range of exercise prices                                           $8.38-$10.10
Number outstanding                                                       15,277
Range of exercise prices                                          $11.17-$14.88

Weighted-average exercise price                                           $9.92
Weighted-average remaining contractual life in years                  4.4 years

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2004 to September 30,
-----------------------------------------------------------------------------
2004
----

The Corporation's total assets at September 30, 2004, amounted to $136.7 million, a $841,000, or 0.6%, increase over the total at June 30, 2004.

Cash and cash equivalents totaled $9.0 million at September 30, 2004, a decrease of $1.8 million, or 16.5%, from the total at June 30, 2004, as liquid assets were used to fund loan originations. Investment securities totaled $4.5 million at September 30, 2004, a $103,000, or 2.3 %, increase over the total at June 30, 2004. Mortgage-backed securities totaled $939,000 at September 30, 2004, a $86,000 or 8.4%, decrease compared to the total at June 30, 2004,which resulted primarily from principal repayments totaling $90,000.

Loans receivable, including loans held for sale, totaled $117.3 million at September 30, 2004, an increase of $2.8 million, or 2.4%, from the June 30, 2004 total. Loan disbursements during the period totaling $14.3 million were partially offset by principal repayments of $9.2 million, loans sold in the secondary market of $2.1 million and loans sold to other financial institutions of $238,000. During the three-month period ended September 30, 2004, loan originations were comprised of $7.5 million of one- to four-family residential real estate loans, $1.1 million of commercial loans, $4.8 million of nonresidential real estate loans, $100,000 of multi-family residential real estate loans and $788,000 of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $779,000 at September 30, 2004, and June 30, 2004 and represented .67% of total loans at each of those respective dates. The Bank's impaired and nonperforming loans totaled $780,000 at September 30, 2004, an .8% increase from the June 30, 2004 total of $774,000. Approximately $300,000 of specific reserves have been allocated to certain impaired and nonperforming loans. Although management believes that the allowance for loan losses at September 30, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $106.3 million at September 30, 2004, an $865,000, or .8%, increase from total deposits at June 30, 2004. FHLB advances totaled $12.6 million at September 30, 2004, a $62,000, or .5%, decrease from the June 30, 2004 total.

Shareholders' equity totaled $16.8 million at September 30, 2004, an increase of $99,000, or .6%, over June 30, 2004. The increase was due primarily to net earnings of $204,000, proceeds from the exercise of stock options of $81,000 and unrealized gain on securities designated as available for sale of $71,000, which were partially offset by dividends paid of $125,000 and share repurchases of $132,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at September 30, 2004, the Bank's regulatory capital exceeded such minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30,
-------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

The Corporation's net earnings totaled $204,000 for the three months ended September 30, 2004, an increase of $28,000, or 15.9%, from the net earnings of $176,000 recorded in the comparable period in 2003. The increase in net earnings resulted from an increase in net interest income $91,000, or 9.7% which was partially offset by a decrease of $12,000 in other operating income, and increases of $37,000 in general administrative and other expenses and $14,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income increased by $20,000, or 1.3%, to a total of $1.6 million for the three months ended September 30, 2004, compared to the three months ended September 30, 2003. Interest income on loans decreased by $7,000, or .5%, due primarily to a four basis point decrease in yield, which was partially offset by an increase of $402,000 , or .4%, in the average loan portfolio balance outstanding. Interest income on mortgage-backed securities decreased by $8,000, or 44.4%, due primarily to a $443,000, or 31.2%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $35,000, or 81.4%, to a total of $78,000 for the three months ended September 30, 2004, due primarily to a $566,000, or 4.56%, increase in the average balance outstanding and a 102 basis point increase in yield year to year.

Total interest expense decreased by $71,000, or 10.9%, to a total of $580,000 for the three months ended September 30,2004, compared to the three months ended September 30, 2003. Interest expense on deposits decreased by $74,000, or 14.5%, for the three months ended September 30, 2004, compared to the same quarter in 2003, due primarily to a 31 basis point decrease in the average cost of deposits, to 1.45% for the 2004 quarter, which was partially offset by a $1.7 million, or 1.7%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances increased by $3,000, or 2.1%, due to a 44 basis point increase in the average cost of advances, which was partially offset by a $1.0 million, or 7.35%, decrease in the average balance of advances outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $91,000, or 9.7%, for the three months ended September 30, 2004, compared to the same period in 2003. The interest rate spread amounted to 3.01% and 2.72%, and the net interest margin totaled 3.18% and 2.91% for the three-month periods ended September 30, 2004 and 2003, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation did not record a provision for losses on loans during the three months ended September 30, 2004, or for the same period in 2003. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30,
-------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Other Income
------------

Other income totaled $164,000 for the three months ended September 30, 2004, a decrease of $12,000, or 6.8%, from the 2003 total. The decrease was due to a decline of $89,000, or 56.3%, in gain on sale of loans which was partially offset by an increase of $77,000 in other operating income quarter to quarter. The decrease in gain on sale of loans was due primarily to the decrease in sales volume quarter to quarter. The decrease in sales volume is attributable to the decline in the number of refinancings from the comparable period in 2003. The increase in other operating income consisted primarily of increases in service fees on loans sold, which were partially offset by an increase in the amortization of mortgage servicing rights.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $887,000 for the three months ended September 30, 2004, an increase of $37,000, or 4.4%, compared to the same period in 2003. The increase in general, administrative and other expense includes increases of $56,000, or 15.6%, in employee compensation and benefits, $3,000, or 1.3%, in other operating and $2,000, or 3.8%, in franchise tax which were partially offset by a decrease of $18,000, or 15.4%, in data processing expenses and the absence of a $7,000 in loss on real estate acquired through foreclosure. The increase in employee compensation and benefits was due primarily to increases in employee compensation and a decline in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $105,000 for the three months ended September 30, 2004, an increase of $14,000, or 15.4%, over the same period in 2003. The increase resulted primarily from a $42,000, or 15.7%, increase in earnings before taxes. The Corporation's effective tax rates were 34.0% and 34.1% for the three months ended September 30, 2004 and 2003, respectively.

ITEM 3: Controls and Procedures
        -----------------------

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Corporation's disclosure controls and procedures (as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective.

As disclosed in Item 8A of the Corporation's Form 10-KSB for the year ended June 30, 2004 (the "2004 10-KSB"), during the quarter ended September 30, 2004, and in preparation of the audit for the year ended June 30, 2004, management identified a weakness in the Corporation's internal controls regarding the reconciliation of its operating account at the Federal Home Loan Bank. In response to the weakness identified, during the quarter ended September 30, 2004, management took the corrective actions set forth in Item 8A of the 2004 10-KSB. For a more complete discussion of the weakness and the corrective actions taken, please see Item 8A of the 2004 10-KSB.

                            FFD Financial Corporation

                                     PART II

ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unrestricted Sales of Equity Securities and use of Proceeds
            -----------------------------------------------------------

            (a) During the quarter ended September 30, 2004, the Corporation issued a total of 8,945 unregistered shares upon the exercise of employee and director stock options for an aggregate purchase price of $95,337. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

            (b)   None

            (c)

                                                                                  (c)                   (d)
                                                                              Total number            Maximum
                                                                               of shares            number (or
                                                  (a)                          (or units)        approximate dollar
                                                Total             (b)         purchased as       value) of shares
                                                number          Average     part of publicly   (or units) that may
                                               of shares      price paid        announced        yet be purchased
                                              (or units)       per share        plans or          under the plans
                  Period                     purchased (1)     (or unit)      programs (2)          or programs
                  July 1, 2004
                       through
                  July 31, 2004                   8,945          $14.75           8,945               50,181

                  August 1, 2004
                       through
                  August 31, 2004                    --              --              --                   --

                  September 1, 2004
                       through
                  September 30, 2004                 --              --              --                   --
                                                 ------          ------          ------               ------

                  Total                           8,945          $14.75           8,945               50,181
                                                 ======          ======          ======               ======

                  ----------

                  (1) The Corporation repurchased an aggregate of 8,945 of the Corporation's common shares pursuant to the repurchase program that was publicly announced on June 10, 2004 (the "Program"). The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

                  (2) The Corporation's Board of Directors approved the repurchase by the Corporation of up to an aggregate of 59,126 of the Corporation's common shares pursuant to the Program. Unless earlier terminated by the Board of Directors, the Program will expire when we have repurchased all shares authorized for repurchase under the Program.

ITEM 3.     Defaults Upon Senior Securities
            -------------------------------

            Not applicable

                            FFD Financial Corporation

ITEM 4.     Submission of Matters to a Vote of Security Holders
            ---------------------------------------------------

            None

ITEM 5.     Other Information
            -----------------

            None

ITEM 6.     Exhibits
            --------

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

                                       FFD FINANCIAL CORPORATION


Date: November 15, 2004                By: /s/ Trent B. Troyer
     -------------------                   -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: November 15, 2004                By: /s/ Robert R. Gerber
     -------------------                   -------------------------------------
                                           Robert R. Gerber
                                           Vice President, Treasurer and
                                           Chief Financial Officer