Form 10QSB
period 2004-12-31
FFD FINANCIAL CORP/OH
filed 2005-02-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     December 31, 2004
                               -------------------------------------------------

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:             0-27916
                       -----------------------------------

                            FFD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                        34-1921148
---------------------------------           -----------------------------------
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

Yes [X]     No  [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: February 11, 2005 - 1,188,219 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes [ ]    No [X]

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          December 31,        June 30,
           ASSETS                                                                 2004            2004
Cash and due from banks                                                      $   1,699       $   1,999
Interest-bearing deposits in other financial institutions                        7,399           8,821
                                                                             ---------       ---------
           Cash and cash equivalents                                             9,098          10,820

Investment securities designated as available for sale - at market               4,487           4,402
Mortgage-backed securities designated as available for sale - at market            538             630
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $281 and $411 as of December 31,
  2004 and June 30, 2004, respectively                                             273             395
Loans receivable - net                                                         119,072         114,288
Loans held for sale - at lower of cost or market                                    --             217
Office premises and equipment - at depreciated cost                              1,995           2,028
Stock in Federal Home Loan Bank - at cost                                        2,091           2,047
Accrued interest receivable                                                        394             381
Prepaid expenses and other assets                                                  141             275
Prepaid federal income taxes                                                       305             409
                                                                             ---------       ---------

           Total assets                                                      $ 138,394       $ 135,892
                                                                             =========       =========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                     $ 108,096       $ 105,446
Advances from the Federal Home Loan Bank                                        12,546          12,669
Accrued interest payable                                                           110              97
Other liabilities                                                                  499             719
Deferred federal income taxes                                                      235             223
                                                                             ---------       ---------
           Total liabilities                                                   121,486         119,154

Commitments                                                                         --              --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                         --              --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                           --              --
  Additional paid-in capital                                                     7,968           7,910
  Retained earnings - restricted                                                12,503          12,385
  Accumulated comprehensive loss; unrealized losses on securities
    designated as available for sale, net of related tax benefits                   (7)            (66)
  Shares acquired by stock benefit plans                                          (334)           (444)
  Less 276,557 and 266,757 treasury shares at December 31, 2004 and
    June 30, 2004, respectively - at cost                                       (3,222)         (3,047)
                                                                             ---------       ---------
           Total shareholders' equity                                           16,908          16,738
                                                                             ---------       ---------

           Total liabilities and shareholders' equity                        $ 138,394       $ 135,892
                                                                             =========       =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                                 For the six months      For the three months
                                                                 ended December 31,       ended December 31,
                                                                   2004         2003        2004        2003
Interest income
  Loans                                                         $ 3,111       $3,063      $1,587      $1,532
  Mortgage-backed securities                                         19           33           9          15
  Investment securities, interest-bearing
    deposits and other                                              171          104          93          61
                                                                -------       ------      ------      ------
           Total interest income                                  3,301        3,200       1,689       1,608

Interest expense
  Deposits                                                          894          998         457         487
  Borrowings                                                        286          292         143         152
                                                                -------       ------      ------      ------
           Total interest expense                                 1,180        1,290         600         639
                                                                -------       ------      ------      ------

           Net interest income                                    2,121        1,910       1,089         969

Provision for losses on loans                                         4           --           4          --
                                                                -------       ------      ------      ------

           Net interest income after provision
             for losses on loans                                  2,117        1,910       1,085         969

Other income
  Gain on sale of loans                                              95          252          26          94
  Other operating                                                   223          109         128          91
                                                                -------       ------      ------      ------
           Total other income                                       318          361         154         185

General, administrative and other expense
  Employee compensation and benefits                                878          763         464         405
  Occupancy and equipment                                           184          188          92          97
  Franchise taxes                                                   103          101          48          48
  Data processing                                                   142          134          69          65
  Loss on sale of real estate acquired through foreclosure           --            7          --          --
  Other operating                                                   561          531         308         259
                                                                -------       ------      ------      ------
           Total general, administrative and other expense        1,868        1,724         981         874
                                                                -------       ------      ------      ------

           Earnings before income taxes                             567          547         258         280

Federal income taxes
  Current                                                           209          132          87          46
  Deferred                                                          (16)          54           1          49
                                                                -------       ------      ------      ------
           Total federal income taxes                               193          186          88          95
                                                                -------       ------      ------      ------

           NET EARNINGS                                         $   374       $  361      $  170      $  185
                                                                =======       ======      ======      ======

           EARNINGS PER SHARE
             Basic                                                 $.33         $.31        $.15        $.16
                                                                   ====         ====        ====        ====

             Diluted                                               $.32         $.30        $.15        $.15
                                                                   ====         ====        ====        ====

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                             For the six months    For the three months
                                                             ended December 31,     ended December 31,
                                                              2004        2003        2004       2003
Net earnings                                                 $ 374       $ 361       $ 170       $185

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $28,
    $(1), $(6), and $- during the respective periods            59          (2)        (12)        --
                                                             -----       -----       -----       ----

Comprehensive income                                         $ 433       $ 359       $ 158       $185
                                                             =====       =====       =====       ====

Accumulated comprehensive income (loss)                      $  (7)      $   6       $  (7)      $  6
                                                             =====       =====       =====       ====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                         2004           2003
Cash flows from operating activities:
  Net earnings for the period                                        $    374       $    361
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                      1              3
    Amortization of deferred loan origination costs                        24             15
    Depreciation and amortization                                          92             94
    Provision for losses on loans                                           4             --
    Amortization expense of stock benefit plans                           182            266
    Gain on sale of loans                                                 (30)           (10)
    Loans originated for sale in the secondary market                  (4,175)       (18,556)
    Proceeds from sale of loans in the secondary market                 4,422         20,333
    Proceeds from sale of loans to other financial institutions         1,068             --
    Loss on sale of real estate acquired through foreclosure               --              7
    Federal Home Loan Bank stock dividends                                (44)           (40)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                         (13)            45
      Prepaid expenses and other assets                                   134            111
      Accrued interest payable                                             13              5
      Other liabilities                                                  (220)          (468)
      Federal income taxes
        Current                                                           104            (13)
        Deferred                                                          (16)            54
                                                                     --------       --------
           Net cash provided by operating activities                    1,920          2,207

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                        --         (3,000)
  Principal repayments on mortgage-backed securities                      215            222
  Loan principal repayments                                            17,556         40,058
  Loan disbursements                                                  (23,436)       (38,191)
  Purchase of office premises and equipment                               (59)           (56)
                                                                     --------       --------
           Net cash used in investing activities                       (5,724)          (967)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                      2,650            824
  Proceeds from Federal Home Loan Bank advances                         1,000          1,525
  Repayment of Federal Home Loan Bank advances                         (1,123)           (88)
  Proceeds from exercise of stock options                                  82             17
  Purchase of treasury shares                                            (271)          (147)
  Dividends on common stock                                              (256)          (335)
                                                                     --------       --------
           Net cash provided by financing activities                    2,082          1,796
                                                                     --------       --------

Net (decrease) increase in cash and cash equivalents                   (1,722)         3,036

Cash and cash equivalents at beginning of period                       10,820         12,243
                                                                     --------       --------

Cash and cash equivalents at end of period                           $  9,098       $ 15,279
                                                                     ========       ========

                            FFD Financial Corporation

                      For the six months ended December 31,
                                 (In thousands)

                                                                             2004         2003
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                   $  104      $   170
                                                                           ======      =======

    Interest on deposits and borrowings                                    $1,167      $ 1,285
                                                                           ======      =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                       $   59      $    (2)
                                                                           ======      =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                      $   65      $   242
                                                                           ======      =======

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2004 and 2003

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six and three-month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 26,339 and 39,531 unallocated ESOP shares for the six- and three-month periods ended December 31, 2004 and 2003, respectively. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                              For the six months ended       For the three months ended
                                                      December 31,                  December 31,
                                                    2004           2003           2004           2003
      Weighted-average common shares
        outstanding (basic)                    1,145,968      1,159,547      1,143,438      1,158,783
      Dilutive effect of assumed exercise
        of stock options                          26,392         40,174         27,083         41,454
                                               ---------      ---------      ---------      ---------
      Weighted-average common shares
        outstanding (diluted)                  1,172,360      1,199,721      1,170,521      1,200,237
                                               =========      =========      =========      =========

                            FFD Financial Corporation

      For the six- and three-month periods ended December 31, 2004 and 2003

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for the issuance of 169,838 shares of authorized but unissued common shares.

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

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004 and 2003, respectively: dividend yields of 3.0% and 2.8%; expected volatility of 38.2% and 31.6%; risk-free interest rates of 4.3% and 4.1% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of December 31, 2004 and June 30, 2004 and 2003, and changes during the periods then ended are presented below:

                                           December 31,                                 June 30,
                                               2004                      2004                        2003
                                                   Weighted-                 Weighted-                   Weighted-
                                                    average                   average                     average
                                                    exercise                  exercise                   exercise
                                         Shares      price        Shares        price        Shares        price
Outstanding at beginning of period       89,998      $ 9.84       115,183       $ 9.47       104,385       $ 9.25
Granted                                      --          --         4,500        14.87        14,920        10.94
Exercised                                (8,945)       9.14       (28,365)        9.15        (4,122)        9.17
Forfeited                                    --          --        (1,320)        9.54            --           --
                                         ------      ------      --------       ------      --------       ------

Outstanding at end of period             81,053      $ 9.92        89,998       $ 9.84       115,183       $ 9.47
                                         ======      ======      ========       ======      ========       ======

Options exercisable at period-end        62,664      $ 9.92        68,755       $ 9.33        91,809       $ 9.22
                                         ======      ======      ========       ======      ========       ======
Weighted-average fair value of
  options granted during the period                     N/A                     $ 4.36                     $ 3.92
                                                     ======                     ======                     ======

The following information applies to options outstanding at December 31, 2004:


Number outstanding                                                        65,776
Range of exercise prices                                            $8.38-$10.10
Number outstanding                                                        15,277
Range of exercise prices                                           $11.17-$14.88

Weighted-average exercise price                                            $9.92
Weighted-average remaining contractual life in years                   4.1 years

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Discussion  of  Financial  Condition  Changes from June 30, 2004 to December 31,
--------------------------------------------------------------------------------
2004
----

The Corporation's total assets at December 31, 2004, were $138.4 million, a $2.5 million, or 1.8%, increase over the total at June 30, 2004.

Cash and cash equivalents totaled $9.1 million at December 31, 2004, a decrease of $1.7 million, or 15.9%, from the total at June 30, 2004, as liquid assets were used to fund loan originations. Investment securities totaled $4.5 million at December 31, 2004, a $85,000, or 1.9%, increase over the total at June 30, 2004. Mortgage-backed securities totaled $811,000 at December 31, 2004, a $214,000 or 20.9%, decrease compared to the total at June 30, 2004, which resulted primarily from principal repayments totaling $215,000.

Loans receivable, including loans held for sale, totaled $119.1 million at December 31, 2004, an increase of $4.6 million, or 4.0%, from the June 30, 2004 total. Loan disbursements during the period totaling $27.6 million were partially offset by principal repayments of $17.6 million, loans sold in the secondary market of $4.4 million and loans sold to other financial institutions of $1.1 million. During the six-month period ended December 31, 2004, loan originations were comprised of $15.0 million of one- to four-family residential real estate loans, $2.4 million of commercial loans, $8.0 million of nonresidential real estate loans, $203,000 of multi-family residential real estate loans and $2.0 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending are generally considered to involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $778,000 at December 31, 2004, a decrease of $1,000 or .1%, over the June 30, 2004 balance of $779,000, and represented ..65% and .67% of total loans at each of those respective dates. The Bank's impaired and nonperforming loans totaled $732,000 at December 31, 2004, a 5.4% decrease from the June 30, 2004 total of $774,000. Approximately $301,000 of specific reserves have been allocated to certain impaired and nonperforming loans. Although management believes that the allowance for loan losses at December 31, 2004, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $108.1 million at December 31, 2004, a $2.7 million, or 2.5%, increase from total deposits at June 30, 2004. FHLB advances totaled $12.5 million at December 31, 2004, a $123,000, or 1.0%, decrease from the June 30, 2004 total.

Shareholders' equity totaled $16.9 million at December 31, 2004, an increase of $170,000, or 1.0%, over June 30, 2004. The increase was due primarily to net earnings of $374,000, amortization of stock benefit plans totaling $182,000, proceeds from the exercise of stock options of $82,000 and unrealized gains on securities designated as available for sale of $59,000, which were partially offset by dividends paid of $256,000 and share repurchases of $271,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at December 31, 2004, the Bank's regulatory capital exceeded the minimum capital requirements.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison  of Operating  Results for the Six-Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General

The Corporation's net earnings totaled $374,000 for the six months ended December 31, 2004, an increase of $13,000, or 3.6%, from the net earnings of $361,000 recorded in the comparable period in 2003. The increase in net earnings resulted from an increase in net interest income $211,000, or 11.0%, which was substantially offset by a decrease of $43,000 in other operating income and increases of $144,000 in general administrative and other expenses and $7,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Total interest income increased by $101,000, or 3.2%, to a total of $3.3 million for the six months ended December 31, 2004, compared to the six months ended December 31, 2003. Interest income on loans increased by $48,000, or 1.6%, due primarily to an increase of $2.3 million, or 2.0%, in the average loan portfolio balance outstanding, which was partially offset by a two basis point decrease in yield. Interest income on mortgage-backed securities decreased by $14,000, or 42.4%, due primarily to a $443,000, or 32.6%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $67,000, or 64.4%, to a total of $171,000 for the six months ended December 31, 2004, due primarily to a 140 basis point increase in yield year to year, which was partially offset by a $2.3 million, or 15.9%, decrease in the average balance outstanding.

Total interest expense decreased by $110,000, or 8.5%, to a total of $1.2 million for the six months ended December 31, 2004, compared to the six months ended December 31, 2003. Interest expense on deposits decreased by $104,000, or 10.4%, for the six months ended December 31, 2004, compared to the same quarter in 2003, due primarily to a 23 basis point decrease in the average cost of deposits, to 1.68% for the 2004 six month period, which was partially offset by a $2.0 million, or 1.9%, increase in the average balance of deposits outstanding. Interest expense on FHLB advances decreased by $6,000, or 2.1%, due to a decrease of $2.0 million, or 13.5%, in the average balance of advances outstanding, which was partially offset by a 52 basis point increase in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $211,000, or 11.0%, for the six months ended December 31, 2004, compared to the same period in 2003. The interest rate spread amounted to 3.11% and 2.75% and the net interest margin totaled 3.27% and 2.93% for the six-month periods ended December 31, 2004 and 2003, respectively.

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation recorded a $4,000 provision for losses on loans during the six months ended December 31, 2004, but did not record a provision for the comparable period in 2003. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison  of Operating  Results for the Six-Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Other Income
------------

Other income totaled $318,000 for the six months ended December 31, 2004, a decrease of $43,000, or 11.9%, from the 2003 total. The decrease was due to a decline of $157,000, or 62.3%, in gain on sale of loans, which was partially offset by an increase of $114,000 in other operating income quarter to quarter. The decrease in gain on sale of loans was due primarily to the decrease in sales volume quarter to quarter. The decrease in sales volume is attributable to the decline in the number of refinancings from the comparable period in 2003. The increase in other operating income consisted primarily of a decrease in the amortization of mortgage servicing rights and increases in miscellaneous operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.9 million for the six months ended December 31, 2004, an increase of $144,000, or 8.4%, compared to the same period in 2003. The increase in general, administrative and other expense includes increases of $115,000, or 15.1%, in employee compensation and benefits, $30,000, or 5.6%, in other operating expense, $8,000 or 6.0% in data processing and $2,000, or 2.0%, in franchise taxes, which were partially offset by a decrease of $4,000, or 2.1%, in occupancy and equipment expenses and the absence of the $7,000 loss on real estate acquired through foreclosure in the 2003 period. The increase in employee compensation and benefits was due primarily to increases in employee compensation, a one time severance expense, and a decline in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $193,000 for the six months ended December 31, 2004, an increase of $7,000, or 3.8%, over the same period in 2003. The increase resulted primarily from a $20,000, or 3.7%, increase in earnings before taxes. The Corporation's effective tax rate was 34.0% for each of the six months ended December 31, 2004 and 2003.

Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

The Corporation's net earnings totaled $170,000 for the three months ended December 31, 2004, a decrease of $15,000, or 8.1%, from the net earnings of $185,000 recorded in the comparable period in 2003. The decrease in net earnings resulted from increases of $107,000, or 12.2%, in general, administrative and other expenses and $4,000 in the provision for losses on loans and a decrease of $31,000 in other operating income, which were partially offset by an increase of $120,000 in net interest income and a decrease of $7,000 in the provision for federal income taxes.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
-------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Net Interest Income
-------------------

Total interest income increased by $81,000, or 5.0 %, to a total of $1.7 million for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. Interest income on loans increased by $55,000, or 3.6%, due primarily to an increase of $4.1 million, or 3.6%, in the average loan portfolio balance outstanding with no change in yield. Interest income on mortgage-backed securities decreased by $6,000, or 40.0%, due primarily to a $491,000, or 37.7%, decrease in the average balance outstanding. Interest income on investment securities, interest-bearing deposits and other increased by $32,000, or 52.5%, to a total of $93,000 for the three months ended December 31, 2004, due primarily to a 187 basis point increase in yield, which was partially offset by a $4.8 million, or 30.3%, decrease in the average balance outstanding..

Total interest expense decreased by $39,000, or 6.1%, to a total of $600,000 for the three months ended December 31, 2004, compared to the three months ended December 31, 2003. Interest expense on deposits decreased by $30,000, or 6.2%, due primarily to a 15 basis point decrease in the average cost of deposits, to 1.71% for the 2004 quarter, which was partially offset by a $2.5 million, or 2.4%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances decreased by $9,000, or 5.9%, due to a reduction of $2.8 million, or 18.1%, in the average balance of advances outstanding, which was partially offset by a 54 basis point increase in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $120,000, or 12.4%, for the three months ended December 31, 2004, compared to the same period in 2003. The interest rate spread amounted to 3.20% and 2.77%, and the net interest margin totaled 3.36% and 2.96%, for the three-month periods ended December 31, 2004 and 2003, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $4,000 provision for losses on loans during the three months ended December 31, 2004, but did not record a provision for the comparable quarter in 2003. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $154,000 for the three months ended December 31, 2004, a decrease of $31,000, or 16.8%, from the 2003 total. The decrease was due to a decline of $68,000, or 72.3%, in gain on sale of loans, which was partially offset by an increase of $37,000 in other operating income quarter to quarter. The decrease in gain on sale of loans was due primarily to the decrease in sales volume period to period. The decrease in sales volume is attributable to the decline in the number of refinancings from the comparable period in 2003. The increase in other operating income consisted primarily of a decrease in the amortization of mortgage servicing rights and increases in miscellaneous operating income.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2004 and 2003  (continued)
------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $981,000 for the three months ended December 31, 2004, an increase of $107,000, or 12.2%, compared to the same period in 2003. The increase in general, administrative and other expense includes increases of $59,000, or 14.6%, in employee compensation and benefits, $49,000, or 18.9%, in other operating expense and $4,000, or 6.2%, in data processing, which were partially offset by a decrease of $5,000, or 5.2%, in occupancy and equipment expenses. The increase in employee compensation and benefits was due primarily to increases in employee compensation, a one time severance expense, and a decline in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $88,000 for the three months ended December 31, 2004, a decrease of $7,000, or 7.4%, over the same period in 2003. The decrease resulted primarily from a $22,000, or 7.9%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.1% and 34.0% for the three months ended December 31, 2004 and 2003, respectively.

Subsequent Event
----------------

The Corporation's third-party data processor is Intrieve, Incorporated ("Intrieve") of Cincinnati, Ohio, formerly known as Savings and Loan Data Corporation ("SLDC"). Pursuant to the terms of the original data processing agreement with SLDC, the Bank was required to purchase 2,000 shares of SLDC. At the time of the purchase the Bank could not hold the shares of SLDC and the shares were purchased by the Dover Service Corporation, a wholly owned subsidiary of the Bank. On February 1, 2005, Intrieve announced that it had entered into an agreement to be acquired by Harland Financial Solutions, Inc., a wholly owned subsidiary of the John H. Harland Company. The agreement is subject to approval by the Intrieve shareholders and the satisfaction of other terms and conditions. Pursuant to the terms of the transaction, the Corporation will recognize an approximate $200,000 after-tax gain if the transaction is consummated.

ITEM 3: Controls and Procedures
        -----------------------

The Corporation's Chief Executive Officer and Chief Financial Officer have evaluated the Corporation's disclosure controls and procedures (as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation's disclosure controls and procedures are effective. There were no changes in the Corporation's internal controls which materially affected, or are reasonably likely to materially effect, the Corporation's internal controls over financial reporting.

                            FFD Financial Corporation

                                     PART II

ITEM 1.   Legal Proceedings
          -----------------

          Not applicable

ITEM 2.   Unrestricted Sales of Equity Securities and use of Proceeds
          -----------------------------------------------------------

          (a)   None
          (b)   None
          (c)

                                                                           (c)                 (d)
                                                                      Total number           Maximum
                                                                       of shares           number (or
                                        (a)                            (or units)       approximate dollar
                                       Total             (b)          purchased as      value) of shares
                                      number           Average       part of publicly   (or units) that may
                                     of shares       price paid        announced         yet be purchased
                                    (or units)       per share          plans or          under the plans
                 Period            purchased (1)      (or unit)       programs (1)         or programs
           October 1, 2004
           through
           October 31, 2004              --            $   --                --                --

           November 1, 2004
           through
           November 30, 2004          9,800             14.16             9,800            40,381

           December 1, 2004
           through
           December 31, 2004             --                --                --                --
                                      -----            ------            ------            ------

           Total                      9,800            $14.16             9,800            40,381
                                      =====            ======            ======            ======

---------------

(1) The Corporation's Board of Directors approved the repurchase by the Corporation of up to an aggregate of 59,126 of the Corporation's common shares pursuant to a program announced June 10, 2004 (the "Program"). Unless earlier terminated by the Board of Directors, the Program will expire when the Corporation has repurchased all shares authorized for repurchase under the Program. The Corporation repurchased an aggregate of 9,800 of the Corporation's common shares pursuant to the Program. The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

ITEM 3.   Defaults Upon Senior Securities
          -------------------------------

          Not applicable

                            FFD Financial Corporation

ITEM 4.   Submission of Matters to a Vote of Security Holders
          ---------------------------------------------------

          On October 19, 2004, the Corporation held its Annual Meeting of Shareholders. All of the directors nominated were elected to terms expiring in 2005 by the following votes:

                                                For                  Withheld
                                                ---                  --------

          Richard A. Brinkman, Jr.            975,425                 18,640
          Stephen G. Clinton                  981,462                 12,603
          Leonard L. Gundy                    950,365                 43,700
          Enos L. Loader                      982,202                 11,863
          Robert D. Sensel                    988,062                  6,003

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

                                 FFD FINANCIAL CORPORATION


Date:  February 14, 2005         By:
      ----------------------          ------------------------------------------
                                        Trent B. Troyer
                                        President and Chief Executive Officer


Date:  February 14, 2005         By:
      ----------------------          ------------------------------------------
                                        Robert R. Gerber
                                        Vice President, Treasurer and Chief
                                        Financial Officer