Form 10QSB
period 2005-03-31
FFD FINANCIAL CORP/OH
filed 2005-05-16
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005
                               ----------------
                                       OR

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes [X]         No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
May 12, 2005 - 1,188,219 common shares, no par value
----------------------------------------------------
Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I   -   FINANCIAL INFORMATION

             Consolidated Statements of Financial Condition                    3

             Consolidated Statements of Earnings                               4

             Consolidated Statements of Comprehensive Income                   5

             Consolidated Statements of Cash Flows                             6

             Notes to Consolidated Financial Statements                        8

             Management's Discussion and Analysis or
             Plan of Operations                                               10

PART II  -   OTHER INFORMATION                                                15

SIGNATURES                                                                    17

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                            March 31,     June 30,
         ASSETS                                                                 2005          2004
                                                                          (Unaudited)
Cash and due from banks                                                   $    2,219    $    1,999
Interest-bearing deposits in other financial institutions                      5,807         8,821
                                                                          ----------    ----------
         Cash and cash equivalents                                             8,026        10,820

Investment securities designated as available for sale - at market             3,424         4,402
Mortgage-backed securities designated as available for sale - at market          517           630
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $261 and $411 as of March 31,
  2005 and June 30, 2004, respectively                                           255           395
Loans receivable - net                                                       122,451       114,288
Loans held for sale - at lower of cost or market                                  --           217
Office premises and equipment - at depreciated cost                            2,010         2,028
Stock in Federal Home Loan Bank - at cost                                      2,114         2,047
Accrued interest receivable                                                      422           381
Prepaid expenses and other assets                                                242           275
Prepaid federal income taxes                                                     244           409
                                                                          ----------    ----------

         Total assets                                                     $  139,705    $  135,892
                                                                          ==========    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $  109,312    $  105,446
Advances from the Federal Home Loan Bank                                      12,484        12,669
Accrued interest payable                                                         118            97
Other liabilities                                                                468           719
Deferred federal income taxes                                                    285           223
                                                                          ----------    ----------
         Total liabilities                                                   122,667       119,154

Commitments                                                                       --            --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                       --            --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                         --            --
  Additional paid-in capital                                                   7,951         7,910
  Retained earnings - restricted                                              12,630        12,385
  Accumulated comprehensive loss; unrealized losses on securities
    designated as available for sale, net of related tax benefits                (50)          (66)
  Shares acquired by stock benefit plans                                        (334)         (444)
  Less 266,531 and 266,757 treasury shares at March 31, 2005 and
    June 30, 2004, respectively - at cost                                     (3,159)       (3,047)
                                                                          ----------    ----------
         Total shareholders' equity                                           17,038        16,738
                                                                          ----------    ----------

         Total liabilities and shareholders' equity                       $  139,705    $  135,892
                                                                          ==========    ==========

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                      (In thousands, except per share data)

                                                             For the nine months  For the three months
                                                               ended March 31,       ended March 31,
                                                                 2005     2004        2005      2004
Interest income
  Loans                                                        $4,817   $4,573      $1,706   $ 1,510
  Mortgage-backed securities                                       28       46           9        13
  Investment securities, interest-bearing deposits and other      265      186          94        82
                                                               ------   ------      ------   -------
         Total interest income                                  5,110    4,805       1,809     1,605

Interest expense
  Deposits                                                      1,371    1,457         477       459
  Borrowings                                                      425      442         139       150
                                                               ------   ------      ------   -------
         Total interest expense                                 1,796    1,899         616       609
                                                               ------   ------      ------   -------

         Net interest income                                    3,314    2,906       1,193       996

Provision for losses on loans                                      11       --           7        --
                                                               ------   ------      ------   -------

         Net interest income after provision
           for losses on loans                                  3,303    2,906       1,186       996

Other income
  Gain on sale of loans                                           193      305          98        53
  Other operating                                                 250      161          27        52
                                                               ------   ------      ------   -------
         Total other income                                       443      466         125       105

General, administrative and other expense
  Employee compensation and benefits                            1,297    1,141         419       378
  Occupancy and equipment                                         285      289         101       101
  Franchise taxes                                                 156      155          53        54
  Data processing                                                 220      218          78        84
  Loss on sale of real estate acquired through foreclosure         --        7          --        --
  Other operating                                                 831      755         270       224
                                                               ------   ------      ------   -------
         Total general, administrative and other expense        2,789    2,565         921       841
                                                               ------   ------      ------   -------

         Earnings before income taxes                             957      807         390       260

Federal income taxes
  Current                                                         271      241          62       109
  Deferred                                                         54       33          70       (21)
                                                               ------   ------      ------   -------
         Total federal income taxes                               325      274         132        88
                                                               ------   ------      ------   -------

         NET EARNINGS                                          $  632   $  533      $  258   $   172
                                                               ======   ======      ======   =======

         EARNINGS PER SHARE
           Basic                                               $  .55   $  .46      $  .22   $   .15
                                                               ======   ======      ======   =======

           Diluted                                             $  .54   $  .45      $  .22   $   .14
                                                               ======   ======      ======   =======

                            FFD Financial Corporation

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                 (In thousands)

                                                                 For the nine months       For the three months
                                                                    ended March 31,          ended March 31,
                                                                  2005         2004         2005         2004
Net earnings                                                      $ 632         $533        $ 258         $172

Other comprehensive income (loss), net of tax effects:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $8, $10, $(22),
    and $12 for the respective periods                               16           20          (43)          22
                                                                  -----         ----        -----         ----

Comprehensive income                                              $ 648         $553        $ 215         $194
                                                                  =====         ====        =====         ====

Accumulated comprehensive income (loss)                           $ (50)        $ 28        $ (50)        $ 28
                                                                  =====         ====        =====         ====

                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                            2005             2004
Cash flows from operating activities:
  Net earnings for the period                                           $    632         $    533
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                         1                4
    Amortization of deferred loan origination costs                           34               27
    Depreciation and amortization                                            134              141
    Provision for losses on loans                                             11               --
    Amortization expense of stock benefit plans                              182              187
    Gain on sale of loans                                                    (54)             (45)
    Proceeds from sale of loans in the secondary market                    8,287           26,110
    Loans originated for sale                                             (9,780)         (24,611)
    Proceeds from sale of  loans to other financial institutions           1,764               --
    Loss on sale of real estate acquired through foreclosure                  --                7
    Federal Home Loan Bank stock dividends                                   (67)             (60)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            (41)               9
      Prepaid expenses and other assets                                       33              (43)
      Accrued interest payable                                                21                3
      Other liabilities                                                     (251)            (581)
      Federal income taxes
        Current                                                              165               96
        Deferred                                                              54               33
                                                                        --------         --------
         Net cash provided by operating activities                         1,125            1,810

Cash flows used in investing activities:
  Proceeds from maturity of investment securities                          1,000            2,500
  Purchase of investment securities                                           --           (5,500)
  Principal repayments on mortgage-backed securities                         254              319
  Loan principal repayments                                               25,310           31,884
  Loan disbursements                                                     (33,518)         (31,367)
  Purchase of office premises and equipment                                 (116)             (64)
                                                                        --------         --------
         Net cash used in investing activities                            (7,070)          (2,228)
                                                                        --------         --------

         Net cash used in operating and investing
           activities (subtotal carried forward)                          (5,945)            (418)
                                                                        --------         --------

                            FFD Financial Corporation

                       For the nine months ended March 31,
                                 (In thousands)

                                                                                         2005             2004
         Net cash used in operating and investing
           activities (subtotal brought forward)                                     $ (5,945)        $   (418)

Cash flows provided by (used in) financing activities:
  Net increase (decrease) in deposit accounts                                           3,866             (848)
  Proceeds from Federal Home Loan Bank advances                                         2,000            1,525
  Repayment of Federal Home Loan Bank advances                                         (2,185)            (149)
  Proceeds from exercise of stock options                                                 234              117
  Purchase of treasury shares                                                            (377)            (279)
  Dividends on common shares                                                             (387)            (377)
                                                                                     --------         --------
         Net cash provided by (used in) financing activities                            3,151              (11)
                                                                                     --------         --------

Net decrease in cash and cash equivalents                                              (2,794)            (429)

Cash and cash equivalents at beginning of period                                       10,820           12,243
                                                                                     --------         --------

Cash and cash equivalents at end of period                                           $  8,026         $ 11,814
                                                                                     ========         ========

Supplemental disclosure of cash flow information: Cash paid during the period for:
    Federal income taxes                                                             $    135         $    110
                                                                                     ========         ========

    Interest on deposits and borrowings                                              $  1,775         $  1,896
                                                                                     ========         ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains on securities designated as available for
    sale, net of related tax effects                                                 $     16         $     20
                                                                                     ========         ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                                     $    139         $    260
                                                                                     ========         ========

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2005 and 2004

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2004. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 26,339 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2005 and 39,513 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2004. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                            For the nine months ended        For the three months ended
                                                     March 31,                        March 31,

                                                2005             2004             2005             2004
Weighted-average common shares
  outstanding (basic)                      1,150,631        1,158,483        1,160,163        1,156,331
Dilutive effect of assumed exercise
  of stock options                            21,372           36,123           23,810           36,279
                                           ---------        ---------        ---------        ---------
Weighted-average common shares
  outstanding (diluted)                    1,172,003        1,194,606        1,183,973        1,192,610
                                           =========        =========        =========        =========

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2005 and 2004

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for grants of options to purchase 169,838 authorized but unissued common shares.

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

A summary of the status of the Corporation's stock option plan as of March 31, 2005 and June 30, 2004 and 2003, and changes during the periods then ended are presented below:

                                                March 31,                               June 30,
                                                  2005                      2004                     2003
                                                     Weighted-                  Weighted-                 Weighted-
                                                       average                    average                   average
                                                      exercise                   exercise                  exercise
                                           Shares        price        Shares        price       Shares        price
Outstanding at beginning of period         89,998       $  9.84      115,183      $ 9.47       104,385      $ 9.25
Granted                                        --            --        4,500       14.87        14,920       10.94
Exercised                                 (25,615)         9.15      (28,365)       9.15        (4,122)        9.17
Forfeited                                     (75)           --       (1,320)       9.54            --          --
                                          -------       -------     --------      ------       -------      ------

Outstanding at end of period               64,308       $10.11        89,998      $ 9.84       115,183      $ 9.47
                                           ======       =======     ========      ======       =======      ======

Options exercisable at period-end          46,444       $  9.51       68,755      $ 9.33        91,809      $ 9.22
                                           ======       =======     ========      ======       =======      ======
Weighted-average fair value of
  options granted during the period                     N/A                       $ 4.36                    $ 3.92
                                                        ===                       ======                    ======

The following information applies to options outstanding at March 31, 2005:

Number outstanding                                                                                           49,156
Range of exercise prices                                                                               $8.38-$10.10
Number outstanding                                                                                           15,152
Range of exercise prices                                                                              $11.17-$14.88
Weighted-average exercise price                                                                              $10.11
Weighted-average remaining contractual life in years                                                      4.5 years

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition beginning in the first annual period beginning after December 15, 2005, or July 1, 2006 as to the Corporation. Management believes the effect on operations will be as disclosed in the stock option plan pro-forma disclosures above.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements
--------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to FFD or its management are intended to identify such forward looking statements. FFD's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Discussion of Financial  Condition  Changes from June 30, 2004 to March 31, 2005
--------------------------------------------------------------------------------

The Corporation's total assets at March 31, 2005, were $ 139.7 million, a $3.8 million, or 2.8%, increase over the total at June 30, 2004.

Cash and cash equivalents totaled $8.0 million at March 31, 2005, a decrease of $2.8 million, or 25.8%, from the total at June 30, 2004, as liquid assets were used to fund loan originations. Investment securities totaled $3.4 million at March 31, 2005, a $978,000, or 22.2%, decrease over the total at June 30, 2004, which resulted primarily from an investment that was called for $1.0 million. Mortgage-backed securities totaled $772,000 at March 31, 2005, a $253,000, or 24.7%, decrease compared to the total at June 30, 2004, which resulted from principal repayments totaling $254,000.

Loans receivable, including loans held for sale, totaled $122.5 million at March 31, 2005, an increase of $7.9 million, or 6.9%, from the June 30, 2004 total. Loan disbursements during the period totaling $43.3 million were partially offset by principal repayments of $25.3 million, loans sold in the secondary market of $8.2 million and loans sold to other financial institutions of $1.8 million. During the nine-month period ended March 31, 2005, loan originations were comprised of $25.2 million of one- to four-family residential real estate loans, $3.2 million of commercial loans, $11.3 million of nonresidential real estate loans, $600,000 of multi-family residential real estate loans and $3.0 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $689,000 at March 31, 2005, a decrease of $90,000, or 11.6%, from the June 30, 2004 balance of $779,000, and represented ..55% and .67% of total loans at each of those respective dates. The decrease resulted primarily from charging off commercial loans. The Bank's impaired and nonperforming loans totaled $531,000 at March 31, 2005, a 31.4% decrease from the June 30, 2004 total of $774,000. Approximately $217,000 of specific reserves have been allocated to certain impaired and nonperforming loans. Although management believes that the allowance for loan losses at March 31, 2005, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $109.3 million at March 31, 2005, a $3.9 million, or 3.7%, increase from total deposits at June 30, 2004. FHLB advances totaled $12.5 million at March 31, 2005, a $185,000, or 1.5%, decrease from the June 30, 2004 total.

                            FFD Financial Corporation

Discussion of Financial  Condition  Changes from June 30, 2004 to March 31, 2005
--------------------------------------------------------------------------------
(continued)

Shareholders' equity totaled $17.0 million at March 31, 2005, an increase of $300,000, or 1.8%, over June 30, 2004. The increase was due primarily to net earnings of $632,000, amortization of stock benefit plans totaling $182,000, proceeds from the exercise of stock options of $234,000 and unrealized gains on securities designated as available for sale of $16,000, which were partially offset by dividends paid of $387,000 and share repurchases of $377,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at March 31, 2005, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005
-------------------------------------------------------------------------------
and 2004
--------

General
-------

The Corporation's net earnings totaled $632,000 for the nine months ended March 31, 2005, an increase of $99,000, or 18.6%, from the net earnings of $533,000 recorded in the comparable period in 2004. The increase in net earnings resulted from an increase in net interest income of $408,000, or 14.0%, which was partially offset by increases of $224,000 in general administrative and other expenses, $51,000 in the provision for federal income taxes, and a decrease of $23,000 in other operating income.

Net Interest Income
-------------------

Total interest income increased by $305,000, or 6.3%, to $5.1 million for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004. Interest income on loans increased by $244,000, or 5.3%, due primarily to an increase of $3.9 million, or 3.4%, in the average loan portfolio balance outstanding, and a 10 basis point increase in yield. Interest income on mortgage-backed securities decreased by $18,000, or 39.1%, due primarily to a $370,000, or 29.6%, decrease in the average balance outstanding. Interest income on investment securities and interest-bearing deposits increased by $79,000, or 42.5%, to a total of $265,000 for the nine months ended March 31, 2005, due primarily to a 127 basis point increase in yield year to year, which was partially offset by a $2.8 million, or 19.6%, decrease in the average balance outstanding.

Total interest expense decreased by $103,000, or 5.4%, to a total of $1.8 million for the nine months ended March 31, 2005, compared to the nine months ended March 31, 2004. Interest expense on deposits decreased by $86,000, or 5.9%, for the nine months ended March 31, 2005, compared to the same period in 2004, due primarily to a 15 basis point decrease in the average cost of deposits, to 1.70% for the 2005 nine month period, which was partially offset by a $2.4 million, or 2.3%, increase in the average balance of deposits outstanding. Interest expense on Federal Home Loan Bank ("FHLB") advances decreased by $17,000, or 3.8%, due to a decrease of $2.2 million, or 15.0%, in the average balance of advances outstanding, which was partially offset by a 51 basis point increase in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $408,000, or 14.0%, for the nine months ended March 31, 2005, compared to the same period in 2004. The interest rate spread amounted to 3.20% and 2.80% and the net interest margin totaled 3.37% and 2.97% for the nine-month periods ended March 31, 2005 and 2004, respectively.

                            FFD Financial Corporation

Comparison of Operating Results for the Nine-Month  Periods Ended March 31, 2005
--------------------------------------------------------------------------------
and 2004 (continued)
--------

Provision for Losses on Loans
-----------------------------

A provision for losses on loans is charged to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical loss experience, the volume and type of lending conducted by the Bank, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Bank's market area, and other factors related to the collectibility of the Bank's loan portfolio. Based upon management's analysis of the allowance for loan losses, the Corporation recorded a $11,000 provision for losses on loans during the nine months ended March 31, 2005, but did not record a provision for the comparable period in 2004. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $443,000 for the nine months ended March 31, 2005, a decrease of $23,000, or 4.9%, from the 2004 total due to a decrease of $112,000, or 36.7%, in gain on sale of loans, which was partially offset by an increase of $89,000 in other operating income period to period. The decrease in gain on sale of loans was due primarily to the decrease in sales volume period to period as a result of the decline in the number of refinancings from the comparable period in 2004. The increase in other operating income consisted primarily of a decrease in the amortization of mortgage servicing rights and increases in miscellaneous operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.8 million for the nine months ended March 31, 2005, an increase of $224,000, or 8.7%, compared to the same period in 2004. The increase in general, administrative and other expense includes increases of $156,000, or 13.7%, in employee compensation and benefits, $76,000, or 10.1%, in other operating expense, $2,000 or .9% in data processing and $1,000, or .6%, in franchise taxes, which were partially offset by a decrease of $4,000, or 1.4%, in occupancy and equipment expenses and the absence of the $7,000 loss on real estate acquired through foreclosure in the 2004 period. The increase in employee compensation and benefits was due primarily to increases in employee compensation, a one time severance expense and a decline in deferred loan origination costs related to the reduction in the number of loans originated period to period.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $325,000 for the nine months ended March 31, 2005, an increase of $51,000, or 18.6%, over the same period in 2004. The increase resulted primarily from a $150,000, or 18.6%, increase in earnings before taxes. The Corporation's effective tax rate was 34.0% for each of the nine month periods ended March 31, 2005 and 2004.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005
--------------------------------------------------------------------------------
and 2004
--------

General
-------

The Corporation's net earnings totaled $258,000 for the three months ended March 31, 2005, an increase of $86,000, or 50.0%, from the net earnings of $172,000 recorded in the comparable period in 2004. The increase in net earnings resulted from increases of $197,000, or 19.8%, in net interest income and $20,000, or 19.0%, in other operating income, which were partially offset by increases of $80,000, or 9.5% in general, administrative and other expenses, $44,000 in federal income taxes, and $7,000 in the provision for losses on loans.

                            FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005
--------------------------------------------------------------------------------
and 2004 (continued)
--------

Net Interest Income
-------------------

Total interest income increased by $204,000, or 12.7%, to $1.8 million for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Interest income on loans increased by $196,000, or 13.0%, due primarily to an increase of $7.4 million, or 6.5%, in the average loan portfolio balance outstanding and a 32 basis point increase in yield. Interest income on mortgage-backed securities decreased by $4,000, or 30.8%, due primarily to a $405,000, or 33.6%, decrease in the average balance outstanding and a 29 basis point decrease in yield. Interest income on investment securities, interest-bearing deposits and other increased by $12,000, or 14.6%, to a total of $94,000 for the three months ended March 31, 2005, due primarily to a 132 basis point increase in yield, which was partially offset by a $5.2 million, or 31.2%, decrease in the average balance outstanding.

Total interest expense increased by $7,000, or 1.1%, to $616,000 for the three months ended March 31, 2005, compared to the three months ended March 31, 2004. Interest expense on deposits increased by $18,000, or 3.9%, due primarily to a 2 basis point increase in the average cost of deposits to 1.74% for the 2005 quarter, and a $2.6 million, or 2.4%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances decreased by $11,000, or 7.3%, due to a reduction of $2.8 million, or 18.2%, in the average balance of advances outstanding, which was partially offset by a 54 basis point increase in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $197,000, or 19.8%, for the three months ended March 31, 2005, compared to the same period in 2004. The interest rate spread amounted to 3.42% and 2.89%, and the net interest margin totaled 3.58% and 3.04%, for the three-month periods ended March 31, 2005 and 2004, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $7,000 provision for losses on loans during the three months ended March 31, 2005, but did not record a provision for the comparable quarter in 2004. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $125,000 for the three months ended March 31, 2005, an increase of $20,000, or 19.0%, from the 2004 total. The increase was due to an increase of $45,000, or 84.9%, in gain on sale of loans, which was partially offset by a decrease of $25,000 in other operating income quarter to quarter. The increase in gain on sale of loans was due primarily to an increase in the value of mortgage servicing rights, which was partially offset by a decrease in gain on sale of loans sold in the secondary market period to period. The decrease in sales volume is attributable to the decline in the number of refinancings from the comparable period in 2004. The decrease in other operating income consisted primarily of decreases in miscellaneous operating income, which were partially offset by mortgage servicing rights income.

                            FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005
--------------------------------------------------------------------------------
and 2004 (continued)
--------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $921,000 for the three months ended March 31, 2005, an increase of $80,000, or 9.5%, compared to the same period in 2004. The increase in general, administrative and other expense includes increases of $41,000, or 10.8%, in employee compensation and benefits, and $46,000, or 20.5%, in other operating expense, which were partially offset by decreases of $6,000, or 7.1%, in data processing, and $1,000, or 1.9%, in franchise tax. The increase in employee compensation and benefits was due primarily to increases in employee compensation and a decline in deferred loan origination costs related to the reduction in the number of loans originated quarter to quarter.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $132,000 for the three months ended March 31, 2005, an increase of $44,000, or 50.0%, over the same period in 2004. The increase resulted primarily from a $130,000, or 50.0%, increase in earnings before taxes. The Corporation's effective tax rates were 33.8% for each of the three months ended March 31, 2005 and 2004.

Subsequent Event
----------------

The Corporation's third-party data processor is Intrieve, Incorporated ("Intrieve") of Cincinnati, Ohio, formerly known as Savings and Loan Data Corporation ("SLDC"). Pursuant to the terms of the original data processing agreement with SLDC, the Bank was required to purchase 2,000 shares of SLDC. Intrieve was acquired by Harland Financial Solutions, Inc., a wholly owned subsidiary of the John H. Harland Company. In connection with this transaction, the Corporation recognized an approximate $215,000 after-tax gain in April 2005.

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

                           FFD Financial Corporation

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

Not applicable

ITEM 2. Unregistered Sales of Equity Securities and use of Proceeds
        -----------------------------------------------------------

      (a) During the quarter ended March 31, 2005, the Corporation issued a total of 16,670 unregistered shares upon the exercise of stock options for an aggregate purchase price of $169,451. The sales were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

      (b)   None

      (c)

                                                                                  (c)                 (d)
                                                                             Total number           Maximum
                                                                              of shares           number (or
                                                  (a)                         (or units)       approximate dollar
                                                 Total             (b)        purchased as      value) of shares
                                                number          Average     part of publicly   (or units) that may
                                               of shares      price paid       announced       yet be purchased
                                              (or units)       per share       plans or         under the plans
                  Period                     purchased (1)     (or unit)      programs (1)         or programs
           January 1 2005
                through
           January 31, 2005                     6,644           $16.08           6,644              33,737

           February 1, 2005
                through
           February 28, 2005                       --               --              --                  --

           March 1, 2005
                through
           March 31, 2005                          --               --              --                  --
                                                -----           ------           -----              ------

                         Total                  6,644           $16.08           6,644              33,737
                                                =====            =====           =====              ======

------------

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

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

      Not applicable

                            FFD Financial Corporation

ITEM 4. Submission of Matters to a Vote of Security Holders
       ----------------------------------------------------

      Not applicable

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

                             FFD FINANCIAL CORPORATION


Date: May 16, 2005           By:  /s/Trent B. Troyer
     ---------------------        ----------------------------------------------
                                    Trent B. Troyer
                                    President and Chief Executive Officer


Date: May 16, 2005           By:  /s/Robert R. Gerber
     ---------------------        ----------------------------------------------
                                    Robert R. Gerber
                                    Vice President, Treasurer and Chief
                                    Financial Officer