Form 10QSB/A
period 2004-12-31
FFD FINANCIAL CORP/OH
filed 2005-06-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-QSB/A
                                (Amendment No. 1)

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2004
                                -----------------------

                                       OR

[_]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:     0-27916
                         --------------

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

Yes [X]           No  [_]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

           February 11, 2005 - 1,188,219 common shares, no par value
--------------------------------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [_]      No [X]

                                EXPLANATORY NOTE
                                ----------------

      FFD Financial Corporation (the "Company") hereby amends its Quarterly Report on Form 10-QSB for the quarter ended December 31, 2004, as originally filed with the Securities and Exchange Commission on February 14, 2005 (the "Original Form 10-QSB"). The Company is filing this Amendment No. 1 on Form 10-QSB/A (this "Amendment No. 1") to add the conformed signatures of its President and Chief Executive Officer and its Vice President, Treasurer and Chief Financial Officer to the Original Form 10-QSB. These conformed signatures were inadvertently omitted from the electronic version of the Original Form 10-QSB, although the Company had a manually signed copy of the Original Form 10-QSB when it was filed. Other than the addition of the conformed signatures, the Original Form 10-QSB, including the text and the financial statements contained therein, is unchanged.




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
                                                                          =========    =========

                                      FFD Financial Corporation

                                 CONSOLIDATED STATEMENTS OF EARNINGS

                                (In thousands, except per share data)

                                                                For the six months     For the three months
                                                                 ended December 31,      ended December 31,
                                                                  2004         2003        2004        2003
Interest income
  Loans                                                        $ 3,111      $ 3,063     $ 1,587     $ 1,532
  Mortgage-backed securities                                        19           33           9          15
  Investment securities, interest-bearing
    deposits and other                                             171          104          93          61
                                                               -------      -------     -------     -------
         Total interest income                                   3,301        3,200       1,689       1,608

Interest expense
  Deposits                                                         894          998         457         487
  Borrowings                                                       286          292         143         152
                                                               -------      -------     -------     -------
         Total interest expense                                  1,180        1,290         600         639
                                                               -------      -------     -------     -------

         Net interest income                                     2,121        1,910       1,089         969

Provision for losses on loans                                        4           --           4          --
                                                               -------      -------     -------     -------

         Net interest income after provision
           for losses on loans                                   2,117        1,910       1,085         969

Other income
  Gain on sale of loans                                             95          252          26          94
  Other operating                                                  223          109         128          91
                                                               -------      -------     -------     -------
         Total other income                                        318          361         154         185

General, administrative and other expense
  Employee compensation and benefits                               878          763         464         405
  Occupancy and equipment                                          184          188          92          97
  Franchise taxes                                                  103          101          48          48
  Data processing                                                  142          134          69          65
  Loss on sale of real estate acquired through foreclosure          --            7          --          --
  Other operating                                                  561          531         308         259
                                                               -------      -------     -------     -------
         Total general, administrative and other expense         1,868        1,724         981         874
                                                               -------      -------     -------     -------

         Earnings before income taxes                              567          547         258         280

Federal income taxes
  Current                                                          209          132          87
                                                                                                         46
  Deferred                                                         (16)          54           1          49
                                                               -------      -------     -------     -------
         Total federal income taxes                                193          186          88          95
                                                               -------      -------     -------     -------

         NET EARNINGS                                          $   374      $   361     $   170     $   185
                                                               =======      =======     =======     =======

         EARNINGS PER SHARE
           Basic                                               $   .33      $   .31     $   .15     $   .16
                                                               =======      =======     =======     =======

           Diluted                                             $   .32      $   .30     $   .15     $   .15
                                                               =======      =======     =======     =======


                                    FFD Financial Corporation

                          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                          (In thousands)


                                                            For the six months  For the three months
                                                            ended December 31,    ended December 31,
                                                             2004       2003       2004       2003

Net earnings                                                $ 374      $ 361      $ 170      $ 185

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $28,
    $(1), $(6), and $- during the respective periods           59         (2)       (12)        --
                                                            -----      -----      -----      -----

Comprehensive income                                        $ 433      $ 359      $ 158      $ 185
                                                            =====      =====      =====      =====

Accumulated comprehensive income (loss)                     $  (7)     $   6      $  (7)     $   6
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
                                                                  ========    ========

                                FFD Financial Corporation

                    CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

                          For the six months ended December 31,
                                     (In thousands)


                                                                                     2004      2003
Supplemental disclosure of cash flow information: Cash paid during the period for:

    Federal income taxes                                                          $   104   $   170
                                                                                  =======   =======

    Interest on deposits and borrowings                                           $ 1,167   $ 1,285
                                                                                  =======   =======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                              $    59   $    (2)
                                                                                  =======   =======

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                             $    65   $   242
                                                                                  =======   =======


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

A summary of the status of the Corporation's stock option plan as of December 31, 2004 and June 30, 2004 and 2003, and changes during the periods then ended are presented below:

                                              December 31,                              June 30,
                                                  2004                      2004                     2003
                                                     Weighted-                  Weighted-                 Weighted-
                                                       average                    average                   average
                                                      exercise                   exercise                  exercise
                                           Shares        price        Shares        price       Shares        price
Outstanding at beginning of period         89,998       $9.84        115,183      $  9.47      104,385      $  9.25
Granted                                        --          --          4,500        14.87       14,920        10.94
Exercised                                  (8,945)       9.14        (28,365)        9.15       (4,122)        9.17
Forfeited                                      --          --         (1,320)        9.54           --           --

Outstanding at end of period               81,053       $9.92         89,998      $  9.84      115,183      $  9.47

Options exercisable at period-end          62,664       $9.92         68,755      $  9.33       91,809      $  9.22
Weighted-average fair value of
options granted during the period                         N/A                     $  4.36                   $  3.92

The following information applies to options outstanding at December 31, 2004:

Number outstanding                                                                                           65,776
Range of exercise prices                                                                               $8.38-$10.10
Number outstanding                                                                                           15,277
Range of exercise prices                                                                              $11.17-$14.88

Weighted-average exercise price                                                                               $9.92
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

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison  of Operating  Results for the Six-Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------------------

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

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------------------

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

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------------------

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

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Unrestricted Sales of Equity Securities and use of Proceeds
         -----------------------------------------------------------

         (a)    None
         (b)    None
         (c)

                                                           (c)               (d)
                                                       Total number        Maximum
                                                         of shares       number (or
                            (a)                         (or units)    approximate dollar
                           Total             (b)       purchased as    value) of shares
                           number          Average   part of publicly (or units) that may
                         of shares       price paid     announced      yet be purchased
                         (or units)       per share      plans or      under the plans
    Period               purchased (1)    (or unit)      programs (1)    or programs
October 1, 2004
through
October 31, 2004               --          $   --              --              --

November 1, 2004
through
November 30, 2004           9,800              14.16        9,800          40,381

December 1, 2004
through
December 31, 2004              --              --              --              --
                           ------          ------          ------          ------

Total                       9,800          $   14.16        9,800          40,381
                           ======          ======          ======          ======

----------------

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


                                 FFD FINANCIAL CORPORATION





Date: June 15, 2005              By:  /s/Trent B. Troyer
      -------------                   -------------------------------------
                                      Trent B. Troyer
                                      President and Chief Executive Officer






Date: June 15, 2005              By:  /s/Robert R. Gerber
      -------------                   -------------------------------------
                                      Robert R. Gerber
                                      Vice President, Treasurer and Chief
                                      Financial Officer