Form 10KSB
period 2005-06-30
FFD FINANCIAL CORP/OH
filed 2005-09-28
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934
                     For the fiscal year ended June 30, 2005

                                       OR

[ ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
        For the transition period from ______________ to ________________

                         Commission file number: 0-27916

                            FFD FINANCIAL CORPORATION
          ------------------------------------------------------------
                 (Name of small business issuer in its charter)


                      Ohio                              34-1921148
       ---------------------------------        ---------------------------
        (State or other jurisdiction of              (I.R.S. Employer
         incorporation or organization)           Identification Number)


                   321 North Wooster Avenue, Dover, Ohio 44622
        --------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (330) 364-7777
                                              ------------------

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

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                          Yes    No  X
                                                             ----  ----

      The issuer's revenues for the fiscal year ended June 30, 2005, were $8.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the NADSAQ SmallCap Market, was $14.6 million on September 20, 2005.

      1,192,253 of the issuer's common shares were issued and outstanding on September 20, 2005.

                       DOCUMENTS INCORPORATED BY REFERENCE

 Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2005. Part III of Form 10-KSB - Portions of the Proxy
             Statement for the 2005 Annual Meeting of Shareholders.

      Transitional Small Business Disclosure Format (check one):  Yes    No  X
                                                                     ----  ----

                                     PART I

Item 1. Description of Business

General

      FFD Financial Corporation ("FFD") an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the issued and outstanding common shares of First Federal Community Bank, a federal savings bank ("First Federal"). FFD acquired all of the common shares issued by First Federal upon its conversion from a mutual savings bank to a stock savings bank in April 1996 (the "Conversion").

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter under the name "First Federal Savings Bank of Dover." In August 2001, First Federal adopted its present name. First Federal presently conducts its business from its main office in Dover, Ohio, branches in Dover and New Philadelphia, Ohio and lending offices in Coshocton and Sugarcreek, Ohio.

      FFD is subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") and the United States Securities and Exchange Commission (the "SEC"). First Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC") and is a member of the Federal Home Loan Bank (the "FHLB") of Cincinnati. First Federal's deposits are insured up to applicable limits by the Savings Association Insurance Fund (the "SAIF") administered by the FDIC.

      First Federal's business involves attracting deposits from individual and business customers and using these deposits to originate loans to individuals and businesses in its primary market area, which consists of Tuscarawas and contiguous counties in Ohio. First Federal provides deposit products including checking, savings, money market and individual retirement accounts and certificates of deposit. Additionally, First Federal provides access to its products and services via the Internet at www.onlinefirstfed.com. First Federal originates residential and home equity loans, construction loans, nonresidential real estate loans, business loans, and consumer loans. Loan funds are obtained primarily from deposits and loan repayments. First Federal also obtains advances from the FHLB of Cincinnati when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

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

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                                At June 30,
                                   -----------------------------------------------------------------------
                                           2005                     2004                     2003
                                   ---------------------    ---------------------    ---------------------
                                                Percent                  Percent                  Percent
                                               of total                 of total                 of total
                                    Amount       loans       Amount       loans       Amount       loans
                                    ------       -----       ------       -----       ------       -----
                                                           (Dollars in thousands)
One- to four-family (1)            $  61,157        45.4%   $  56,972        49.0%   $  62,396        53.0%
Multifamily (1)                        9,082         6.7        6,056         5.2        4,905         4.2
Nonresidential and land (1)           42,763        31.8       34,968        30.1       28,488        24.2
Commercial - secured                  16,388        12.2       15,111        13.0       19,002        16.1
Commercial - unsecured                   279         0.2          269         0.2          452         0.4
Consumer                               4,896         3.6        2,769         2.4        2,352         2.0
 Deferred loan origination costs         139         0.1          138         0.1          121        0 .1
                                   ---------   ---------    ---------   ---------    ---------   ---------
   Total loans                     $ 134,704       100.0%   $ 116,283       100.0%   $ 117,716       100.0%
                                                   =====                    =====                    =====

Less:
Undisbursed portion of loans in
  process                              2,770                    1,216                    2,699
Allowance for loan losses                766                      779                      818
                                   ---------                ---------                ---------

   Loans receivable, net           $ 131,168                $ 114,288                $ 114,199
                                   =========                =========                =========

(1)   Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2005, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Applicable deferred loan origination costs are included in the amounts presented.


                                                                                  Due 11-or
                              Due during the year ending     Due 4-5  Due 6-10       more
                                        June 30,              years     years        years
                               ---------------------------    after     after        after
                                2006      2007      2008     6/30/05   6/30/05      6/30/05      Total
                               -------   -------   -------   -------   -------      -------    --------
                                                          (In thousands)
 Residential real estate (1)   $11,331   $ 3,972   $ 4,183   $ 9,040   $27,134      $14,686    $ 70,346
 Nonresidential and land         3,789     4,018     4,260     9,302    21,416           --      42,785
 Commercial loans                5,985     6,354     4,338        --        --           --      16,677
 Consumer loans                  1,727     1,134     1,213       822        --           --       4,896
                               -------   -------   -------   -------   -------      -------    --------
    Total loans                $22,832   $15,478   $13,994   $19,164   $48,550      $14,686    $134,704
                               =======   =======   =======   =======   =======      =======    ========

--------------------------

(1)   Includes one- to four-family and multifamily loans.

      The following table sets forth the dollar amount of all loans due after June 30, 2006 which have fixed interest rates and which have floating or adjustable interest rates:

                                                   Due after June 30, 2006
                                                   -----------------------
                                                        (In thousands)

                Fixed rate of interest                     $ 18,028
                Adjustable rate of interest                  93,844
                                                           --------
                                                           $111,872
                                                           ========

      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in Tuscarawas County, Ohio. First Federal also originates home equity loans secured by second mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $61.2 million, or 45.4% of total loans, at June 30, 2005.

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

      Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Because of the uncertainties inherent in estimating construction costs, if a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

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

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Basic home equity lines of credit typically do not exceed an amount which, when added to any prior indebtedness secured by the real estate, does not exceed 89% of the estimated value of the real estate. Premier lines of credit to certain high net worth borrowers are made for amounts which may exceed the estimated value of the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2005, First Federal's one- to four-family residential real estate loan portfolio included $15.6 million in home equity loans.

      Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of such loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

      Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the creditworthiness of the borrower and the projected income from the project and by obtaining personal guarantees on loans made to corporations, partnerships and limited liability companies.

      At June 30, 2005, loans secured by multifamily properties totaled approximately $9.1 million, or 6.7% of total loans.

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

      At June 30, 2005, First Federal had a total of $42.8 million, or 31.8% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2005, nonresidential mortgage and land loans totaled 260% of First Federal's capital.

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

      At June 30, 2005, First Federal had approximately $16.7 million, or 12.4% of total loans, invested in commercial loans. OTS regulations limit the amount of commercial loans that First Federal may invest in to 20% of the First Federal's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2005, First Federal was in compliance with this limit.

      Consumer Loans. First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts, motor vehicles and boats. Consumer loans are made at fixed or adjustable rates of interest. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years. Consumer loans may entail greater credit risk than residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions. Although First Federal has not had significant delinquencies on consumer loans, no assurance can be provided that delinquencies will not increase in the future.

      At June 30, 2005, approximately $4.9 million, or 3.6% of First Federal's total loans were invested in consumer loans.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, newspaper, television, and radio advertisements, solicitations by First Federal's lending staff and walk-in customers. First Federal also originates loans at its loan production offices in Sugarcreek, Ohio and Coshocton, Ohio.

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

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to the Federal Home Loan Mortgage Corporation ("Freddie Mac"), and First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2005, First Federal sold approximately $10.4 million in loans to Freddie Mac.

      The following table presents the activity in First Federal's loan portfolio, for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions. During 2005, 2004, and 2003 loans originated include $340,000, $ 1.2 million, and $190,000 respectively, nonresidential loans purchased from other financial institutions.

                                                     Year ended June 30,
                                              --------------------------------
                                                2005        2004        2003
                                              --------    --------    --------
                                                       (In thousands)
Loans originated:
   One- to four-family                        $ 32,771    $ 36,182    $ 55,037
   Construction                                  7,445       3,700       4,706
   Nonresidential and land                      16,898      11,589      11,787
   Commercial                                    4,799      16,744      21,438
   Consumer                                      4,665       1,626       1,702
                                              --------    --------    --------
     Total loans originated                     66,578      69,841      94,670

Principal repayments                            36,188      41,633      41,319
Loans sold                                      13,343      29,752      44,172
Increase (decrease) in other items, net (1)        (59)         83        (268)
                                              --------    --------    --------
Net increase (decrease) in loans receivable   $ 16,988    $ (1,461)   $  8,911
                                              ========    ========    ========

-----------------------------

(1) Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, transfers to real estate acquired through foreclosure, and the recognition and amortization of mortgage servicing rights.

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

      Based on the 15% limit, First Federal was able to lend approximately $2.6 million to one borrower at June 30, 2005. The largest amount First Federal had outstanding to one borrower at June 30, 2005, was $2.1 million.

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

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral, it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2005.

      The following table reflects the amount of delinquent loans as of the dates indicated:

                                 June 30, 2005                     June 30, 2004                     June 30, 2003
                         ------------------------------    ------------------------------    ------------------------------
                                               Percent                           Percent                           Percent
                                               of total                          of total                          of total
                          Number     Amount     loans       Number     Amount     loans       Number     Amount     loans
                         --------   --------   --------    --------   --------   --------    --------   --------   --------
                                                                (Dollars in thousands)
Loans delinquent for:
   30 - 59 days                13   $    210       0.16%          6   $    157       0.13%         11   $    636       0.54%
   60 - 89 days                15        484       0.36%         11        474       0.41%          7        313       0.26%
   90 days and over            16        685       0.51%         14        741       0.64%         12        808       0.69%
                         --------   --------   --------    --------   --------   --------    --------   --------   --------
Total delinquent loans         44   $  1,379       1.03%         31   $  1,372       1.18%         30   $  1,757       1.49%
                         ========   ========   ========    ========   ========   ========    ========   ========   ========

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

                                                      At June 30,
                                              --------------------------
                                               2005      2004      2003
                                              ------    ------    ------
                                                (Dollars in thousands)

Impaired and nonperforming loans              $  440    $  370    $  692
Impaired and performing loans                    533       404     1,552
                                              ------    ------    ------

   Total impaired loans                          973       774     2,244

Other nonperforming loans                        243       370       116
                                              ------    ------    ------

   Total nonperforming and impaired loans      1,216     1,144     2,360

Real estate acquired through foreclosure          --        --       161
                                              ------    ------    ------

   Total nonperforming and impaired assets    $1,216    $1,144    $2,521
                                              ======    ======    ======

Total nonperforming and impaired loans as a
   percent of total loans                       0.90%     0.98%     2.00%

Allowance for loan losses as a percent of
   nonperforming and impaired loans            62.99%    68.09%    34.66%

Total nonperforming and impaired assets to
   total assets                                 0.82%     0.84%     1.85%

      For the year ended June 30, 2005, interest income of $37,000 would have been recorded on nonaccruing loans had such loans been accruing pursuant to contractual terms. No interest income was recorded on such loans during the year.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and
(ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. OTS regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2005, First Federal had $2.5 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                             At June 30,
                                      ------------------------
                                       2005     2004     2003
                                      ------   ------   ------
                                           (In thousands)
                 Classified assets:
                   Substandard        $1,041   $  415   $  431
                   Doubtful              108      534      552
                                      ------   ------   ------
                   Total              $1,149   $  949   $  983
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

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                    Year ended June 30,
                                                ----------------------------
                                                 2005       2004       2003
                                                ------     ------     ------
                                                    (Dollars in thousands)

  Balance at beginning of period                $  779     $  818     $  713
  Charge-offs - net                                (24)       (64)       (26)
  Provision for losses on loans                     11         25        131
                                                ------     ------     ------
  Balance at end of period                      $  766     $  779     $  818
                                                ======     ======     ======

  Ratio of net charge-offs to average loans
     outstanding during the period                0.02%      0.06%      0.02%

  Ratio of allowance for loan losses to total
     loans                                        0.57%      0.67%      0.69%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                           At June 30,
                         --------------------------------------------------------------------------------
                                  2005                         2004                         2003
                         ------------------------    ------------------------    ------------------------
                                     Percent of                  Percent of                  Percent of
                                    loans in each               loans in each               loans in each
                                     category to                 category to                 category to
                          Amount     total loans      Amount     total loans      Amount     total loans
                         --------   -------------    --------   -------------    --------   -------------
                                                      (Dollars in thousands)
Balance at year end
 applicable to:
   Real estate loans     $    205            84.0%   $    124            84.4%   $    489            81.5%
   Commercial loans           557            12.4         648            13.2         300            16.5
   Consumer loans               4             3.6           7             2.4          29             2.0
   Unallocated                 --              --          --              --          --              --
                         --------   -------------    --------   -------------    --------   -------------
     Total               $    766           100.0%   $    779           100.0%   $    818           100.0%
                         ========   =============    ========   =============    ========   =============

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

      First Federal maintains a significant portfolio of mortgage-backed securities in the form of Freddie Mac, Government National Mortgage Association ("Ginnie Mae") and Federal National Mortgage Association ("Fannie Mae") participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. Freddie Mac, Ginnie Mae and Fannie Mae securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by First Federal, management believes they are a prudent investment alternative.

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                 At June 30,
                               --------------------------------------------------------------------------------
                                                2005                                      2004
                               --------------------------------------    --------------------------------------
                               Amortized   % of      Market     % of     Amortized   % of      Market     % of
                                 cost      total      Value     total      cost      total      value     total
                               ---------   -----    ---------   -----    ---------   -----    ---------   -----
                                                             (Dollars in thousands)
 Investment securities
 designated as available for
 sale:
   U.S. Government and
      agency obligations       $   3,500    82.9%   $   3,485    82.8%   $   4,499    81.4%   $   4,402    80.9%
                               ---------   -----    ---------   -----    ---------   -----    ---------   -----

 Mortgage-backed securities
    designated as held to            220     5.2          225     5.3          395     7.2          411     7.5
    maturity
 Mortgage-backed securities
    designated as available
    for sale                         500    11.9          500    11.9          632    11.4          630    11.6
                               ---------   -----    ---------   -----    ---------   -----    ---------   -----

 Total mortgage-backed
    securities                       720    17.1          725    17.2        1,027    18.6        1,041    19.1
                               ---------   -----    ---------   -----    ---------   -----    ---------   -----
 Total investment securities
    and mortgage-backed
    securities                 $   4,220   100.0%   $   4,210   100.0%   $   5,526   100.0%   $   5,443   100.0%
                               =========   =====    =========   =====    =========   =====    =========   =====


                                                2003
                               --------------------------------------
                               Amortized   % of      Market     % of
                                 cost      total      value     total
                               ---------   -----    ---------   -----
                                       (Dollars in thousands)
 Investment securities
 designated as available for
 sale:
   U.S. Government and
      agency obligations       $   1,501    50.5%   $   1,502    49.7%
                               ---------   -----    ---------   -----

 Mortgage-backed securities
    designated as held to            651    21.9          687    22.8
    maturity
 Mortgage-backed securities
    designated as available
    for sale                         820    27.6          832    27.5
                               ---------   -----    ---------   -----

 Total mortgage-backed
    securities                     1,471    49.5        1,519    50.3
                               ---------   -----    ---------   -----
 Total investment securities
    and mortgage-backed
    securities                 $   2,972   100.0%   $   3,021   100.0%
                               =========   =====    =========   =====

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2005, are indicated in the following table:

                                               After one year through       After five               After ten
                          Less than one year         five years          through ten years              years
                         --------------------  ----------------------   --------------------    --------------------
                         Amortized   Average    Amortized   Average     Amortized   Average     Amortized   Average
                           Cost       yield       cost       yield        cost       yield        cost       yield
                         ---------   --------   ---------   --------    ---------   --------    ---------   --------
                                                           (Dollars in thousands)
U.S. Government and
  agency obligations     $      --         --%  $      --         --%   $   2,500       3.55%   $   1,000       5.00%
Mortgage-backed
  securities             $      --         --%  $      60       7.58%   $      18      13.10%   $     642       4.16%
                         ---------   --------   ---------   --------    ---------   --------    ---------   --------

                         $      --         --%  $      60       7.58%   $   2,518       3.62%   $   1,642       4.67%
                         =========   ========   =========   ========    =========   ========    =========   ========


                                       Total
                         ------------------------------------
                         Amortized    Market      Weighted-
                           cost       value     average yield
                         ---------   --------   -------------
                                (Dollars in thousands)
U.S. Government and
  agency obligations     $   3,500   $  3,485         3.96%
Mortgage-backed
  securities             $     720   $    725         4.67%
                         ---------   --------        -----

                         $   4,220   $  4,210         4.08%
                         =========   ========        =====

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

      At June 30, 2005, First Federal's certificates of deposit totaled $55.9 million, or 50.1% of total deposits. Of such amount, approximately $27.9 million mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these certificates will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                    At June 30,
                                          ----------------------------------------------------------------
                                                 2005                  2004                    2003
                                          ------------------     ------------------     ------------------
                                                    Percent                Percent                Percent
                                                    of total               of total               of total
                                          Amount    deposits     Amount    deposits     Amount    deposits
                                          ------    --------     ------    --------     ------    --------
                                                               (Dollars in thousands)
Transaction accounts:
  Demand deposit accounts                $  9,386        8.4%   $ 10,805       10.3%   $  7,867        7.5%
  NOW and money market accounts (1)        13,998       12.6%     12,888       12.2      12,981       12.5
  Passbook savings accounts (2)            32,253       28.9%     33,526       31.8      32,229       30.9
                                         --------   --------    --------   --------    --------   --------

  Total transaction accounts               55,637       49.9%     57,219       54.3      53,077       50.9

Certificates of deposit:
    .50 - 1.00%                               493        0.4%      1,807        1.7         429        0.4
   1.01 - 2.00%                             5,762        5.2%     14,691       13.9      11,571       11.1
   2.01 - 4.00%                            35,409       31.8%     18,014       17.1      18,895       18.1
   4.01 - 6.00%                            14,194       12.7%     13,715       13.0      18,726       17.9
   6.01 - 8.00%                                --         --          --         --       1,653        1.6
                                         --------   --------    --------   --------    --------   --------
     Total certificates of deposit (3)     55,858       50.1%     48,227       45.7      51,274       49.1
                                         --------   --------    --------   --------    --------   --------

     Total deposits                      $111,495      100.0%   $105,446      100.0%   $104,351      100.0%
                                         ========   ========    ========   ========    ========   ========

-----------------------------

(1) The weighted-average interest rates on NOW and money market accounts were .38% at June 30, 2005, 0.17% at June 30, 2004, and 0.20% at June 30, 2003.

(2) The weighted-average interest rates on passbook accounts were 1.14% at June 30, 2005, 0.84% at June 30, 2004, and 0.83% at June 30, 2003.

(3) The weighted-average rates on all certificates of deposit were 3.30% at June 30, 2005, 2.98% at June 30, 2004, and 3.43% at June 30, 2003.

      The following table shows rate and maturity information for First Federal's certificates of deposit at June 30, 2005:

                                       Amount Due
                                       ----------

                              Over        Over
                  Up to    1 year to   3 years to      Over
Rate              1 year    3 years      5 years     5 years     Total
----              ------    -------      -------     -------     -----
                                     (In thousands)
0.50 - 1.00%     $    493   $     --   $      --   $     --   $    493
1.01 - 2.00%        4,788        974          --         --      5,762
2.01 - 4.00%       14,942     18,314       2,153         --     35,409
4.01 - 6.00%        7,608      5,312       1,274         --     14,194
                 --------   --------   ---------   --------   --------

  Total          $ 27,831   $ 24,600   $   3,427   $     --   $ 55,858
                 ========   ========   =========   ========   ========

      The following table presents the amount of First Federal's certificates of deposit of $100,000 or more by the time remaining until maturity at June 30, 2005:

         Maturity                               Amount
         --------                               ------
                                            (In thousands)

         Three months or less                   $ 4,529
         Over 3 months to 6 months                2,533
         Over 6 months to 12 months               3,656
         Over 12 months                           3,008
                                                -------

            Total                               $13,726
                                                =======

      The following table sets forth First Federal's deposit account balance activity for the periods indicated:

                                               Year ended June 30,
                                      -------------------------------------
                                        2005          2004          2003
                                      ---------     ---------     ---------
                                               (Dollars in thousands)

Beginning balance                     $ 105,446     $ 104,351     $  95,542

Deposits                                754,921       972,191       701,797
Withdrawals                            (750,420)     (972,653)     (694,954)
                                      ---------     ---------     ---------
Net increase (decrease) in deposits
   before interest credited               4,501          (462)        6,843
Interest credited                         1,548         1,557         1,966
                                      ---------     ---------     ---------
Ending balance                        $ 111,495     $ 105,446     $ 104,351
                                      =========     =========     =========

Net increase                          $   6,049     $   1,095     $   8,809
                                      =========     =========     =========

Percent increase                            5.7%          1.1%          9.2%
                                            ===           ===           ===

      Borrowings. First Federal's other sources of funds include advances from the FHLB. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complied with this requirement at June 30, 2005, with an investment in stock of the FHLB of Cincinnati of $2.1 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2005, First Federal had $17.9 million outstanding in advances from the FHLB. First Federal had no other borrowings during the last three fiscal years.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                            At June 30,
                                                  -----------------------------
                                                    2005       2004       2003
                                                  -------    -------    -------
                                                       (Dollars in thousands)

FHLB advances                                     $17,880    $12,669    $13,891
Weighted-average interest rate of
   FHLB advances                                     4.32%      4.50%      3.95%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                                       Year ended June 30,
                                                  -----------------------------
                                                    2005       2004       2003
                                                  -------    -------    -------
                                                      (Dollars in thousands)

Maximum balance                                   $17,938    $15,387    $17,553
Average balance                                   $13,882    $14,588    $15,066
Weighted-average interest rate                       4.35%      4.03%      3.87%

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

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). DSC was originally incorporated for the primary purpose of holding shares in First Federal's data processing provider, Intrieve, Incorporated ("Intrieve"). In April 2005, Intrieve was acquired by Harland Financial Solutions, Inc. As a result, DSC received cash consideration of approximately $344,000 for its Intrieve shares. The proceeds from the sale of Intrieve shares are held by DSC in a savings account in First Federal, which is DSC's only asset. The net book value of First Federal's investment in DSC at June 30, 2005, was approximately $232,000.

Personnel

      At June 30, 2005, First Federal had 43 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of the employees of First Federal is represented by a collective bargaining unit.

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

      As a federal savings association, First Federal is subject to regulatory oversight by the OTS and, because its deposits are FDIC insured, First Federal is subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner.

Office of Thrift Supervision Regulations

      General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations that have deposits insured by the FDIC in the SAIF. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. Under certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

      Savings associations are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Community reinvestment regulations evaluate how well and to what extent an association lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in those areas. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger.

      Regulatory Capital Requirements. OTS regulations require First Federal to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. Assets and certain off-balance sheet items are weighted at percentage levels ranging from 0% to 100% depending on their relative risk. First Federal exceeded these requirements with tangible capital of 11.1%, core capital of 11.1% and risk-based capital of 14.8% at June 30, 2005.

      The OTS has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive and more numerous mandatory and discretionary regulatory actions or limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the association is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized association will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Except under limited circumstances, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level. First Federal's capital at June 30, 2005, met the standards for the highest category, a "well-capitalized" institution.

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

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be submitted to and approved by the OTS (i) if the proposed distribution would cause the savings association's total distributions for the calendar year to exceed its net income for that year to date plus its retained net income for the preceding two years; (ii) if the savings association will not be at least adequately capitalized following the capital distribution; or (iii) if the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by any FHLB, Freddie Mac or Fannie Mae. Under the first test, at least 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) must consist of QTI on a monthly average basis in nine out of every 12 months. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2005, First Federal was a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal was in compliance with such restrictions at June 30, 2005.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes making loans, purchasing of assets, accepting securities issued by an affiliate as collateral for an extension of credit to any person, issuing a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal was in compliance with these requirements and restrictions at June 30, 2005.

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

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $47.6 million (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At June 30, 2005, First Federal was in compliance with its reserve requirements.

Holding Company Regulation

      As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation of an activity by a holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of holding company and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2005, First Federal qualified as a QTL.

      Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company which is not a subsidiary, without prior approval of the OTS. Under certain circumstances, a holding company is permitted to acquire, with OTS approval, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Except with prior OTS approval, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may also acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

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

Sarbanes-Oxley Act of 2002

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

Federal Taxation

      FFD and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and First Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative maximum tax for certain "small corporations" for tax years beginning after December 31, 1997. Based on First Federal's average gross receipts for the three tax years ending on June 30, 2005, FFD would not qualify as a "small corporation" exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2005, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.6 million. First Federal believes it had approximately $8.6 million of accumulated earnings and profits for tax purposes as of June 30, 2005 which would be available for dividend distributions, provided regulatory restrictions applicable to the payment of dividends are met. See Notes A-8 and H to the financial statements. No representation can be made as to whether First Federal will have current or accumulated earnings and profits in subsequent years.

      The tax returns of First Federal have been audited or closed without audit through 2000. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2005.

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the taxable book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2. Description of Property.

      The following table sets forth certain information at June 30, 2005, regarding the properties on which First Federal's main office, branch offices and loan production offices ("LPOs") are located:

                                      Office         Owned         Date           Lease              Net
Location                               type        or leased     acquired    expiration date      book value
--------                               ----        ---------     --------    ---------------      ----------
                                                                                                (In thousands)
321 North Wooster Avenue
Dover, Ohio  44622                     Main          Owned         1/96            N/A               $537

224 West High Avenue
New Philadelphia, Ohio 44663          Branch         Owned         11/97           N/A               $303

902 Boulevard
Dover, Ohio  44622                    Branch         Owned         12/01           N/A               $795

406 South 2nd St., Suite 3
Coshocton, Ohio 43812                   LPO          Leased        3/05           3/06               $  6

1047 W. Main St., Suite C
Sugarcreek, Ohio 44681                  LPO          Leased        3/05           4/08               $ 10

      There are no mortgages or liens on the property owned by First Federal. FFD believes that all office locations are adequately covered by insurance and are in good physical condition. At June 30, 2005, First Federal's office premises and equipment had a total net book value of approximately $2.0 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2005 (the "Annual Report").

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

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

      The information contained in the Annual Report under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference. At September 20, 2005, FFD had approximately 566 shareholders of record.

      During the quarter ended June 30, 2005, FFD issued a total of 3,690 unregistered shares upon the exercise of employee and director stock options for an aggregate purchase price of $33,726. The foregoing purchases and sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

      FFD's Board of Directors has approved the repurchase of up to an aggregate of 61,000 of FFD's common shares pursuant to a repurchase program that was publicly announced on April 15, 2003 (the "Program"). FFD has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the quarter ended June 30, 2005. Unless earlier terminated by the Board of Directors, the Program will expire when FFD has repurchased all shares authorized for repurchase under the Program. FFD did not repurchase any shares during the quarter ended June 30, 2005.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7. Financial Statements.

      The Consolidated Financial Statements appearing in the Annual Report, including the report of Grant Thornton LLP dated August 18, 2005, are incorporated herein by reference.

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

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for the 2005 Annual Meeting of Shareholders of FFD (the "Proxy Statement") under the captions "Election of Directors and Board Information," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

      FFD has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees that complies with SEC requirements. A copy of the FFD's Code of Business Conduct and Ethics may be obtained without charge upon written request to the Secretary of FFD Financial Corporation at 321 North Wooster Avenue, Dover, Ohio 44622.

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

      The following table shows for the 1996 Plan and the Directors Plan the (a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of common shares remaining for future issuance at June 30, 2005, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.

                                           -----------------------------------------------------------------------------
                                                    (a)                      (b)                        (c)
------------------------------------------------------------------------------------------------------------------------

                                                                                               Number of securities
                                                                                              remaining available for
                                            Number of securities                               future issuance under
                                             to be issued upon        Weighted-average       equity compensation plans
                                                exercise of           exercise price of        (excluding securities
Plan Category                               outstanding options      outstanding options     reflected in column (a))
-------------                               --------------------     -------------------     -------------------------
------------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved by              51,673                  $10.18                     39,162
security holders (the 1996 Option Plan)

------------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved             8,945                    10.10                      3,305
by security holders (the Directors Plan) (1)

------------------------------------------------------------------------------------------------------------------------

Total                                              60,618                  $10.17                     42,467
                                                   ======                  ======                     ======

------------------------------------------------------------------------------------------------------------------------

(1) The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting. There are only 12,250 options available under the Directors Plan, of which 8,945 have been granted to Mr. Gundy, and as of September 25, 2005, no options granted under the plan had been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the "fair market value" (as defined in the Directors Plan) of FFD's common shares on the date of the grant. One-fifth of the options granted will become exercisable on each of the first five anniversaries of the date of the grant.

Item 12. Certain Relationships and Related Transactions.

      The information contained in the Proxy Statement under the caption "Certain Transactions" is incorporated by reference.

Item 13. Exhibits.

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

         10.3 FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors

         10.4 Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated June 12, 2003

         10.5 Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated June 12, 2003

         10.6 Change of Control Agreement between First Federal Community Bank and Sally K. O'Donnell dated June 12, 2003

         13 2005 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

         20       Proxy Statement for 2005 Annual Meeting of Shareholders

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

                                        FFD FINANCIAL CORPORATION

                                        By:/s/Trent B. Troyer
                                           -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer

                                        Date: September 27, 2005

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Richard A. Brinkman, Jr.             /s/Stephen G. Clinton
----------------------------------      -------------------------------------
Richard A. Brinkman, Jr.                Stephen G. Clinton
Director                                Director

Date:  September 27, 2005               Date:  September 27, 2005


/s/Leonard L. Gundy                     /s/Enos L. Loader
----------------------------------      -------------------------------------
Leonard L. Gundy                        Enos L. Loader
Director                                Director

Date:  September 27, 2005               Date:  September 27, 2005


/s/Robert D. Sensel                     /s/Trent B. Troyer
----------------------------------      -------------------------------------
Robert D. Sensel                        Trent B. Troyer
Director                                President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: September 27, 2005

                                        Date:  September 27, 2005

/s/Robert R. Gerber
-----------------------------------
Robert R. Gerber
Vice President, Chief Financial Officer and Treasurer
(Principal Financial Officer and Principal
Accounting Officer)

Date: September 27, 2005

                                INDEX TO EXHIBITS

EXHIBIT
 NUMBER          DESCRIPTION
 ------          -----------
  3.1            Articles of Incorporation of FFD            Incorporated by reference to the Registration Statement on
                 Financial Corporation                       Form S-1 (the "S-1") filed with the Securities and Exchange
                                                             Commission (the "SEC") on December 15, 1995, Exhibit 3.1

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

  3.4            Code of Regulations of FFD Financial        Incorporated by reference to the S-1, Exhibit 3.3
                 Corporation

  10.1           FFD Financial Corporation 1996 Stock        Incorporated by reference to the Proxy Statement for the 2003
                 Option and Incentive Plan, as amended       Annual Meeting of Shareholders, filed with the SEC on
                                                             September 22, 2003 (SEC File No. 000-27916), Annex A

  10.2           First Federal Savings Bank of Dover         Incorporated by reference to the Annual Report on Form 10-KSB
                 Recognition and Retention Plan and Trust    for the fiscal year ended June 30, 1998, filed with the SEC
                 Agreement                                   on September 28, 1998 (SEC File No. 000-27916), Exhibit 10.2

  10.3           FFD Financial Corporation 2002 Stock        Incorporated by reference to the Annual Report on Form 10-KSB
                 Option Plan for Non-Employee Directors      for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003 (SEC File No. 000-27916), Exhibit 10.3

  10.4           Change of Control Agreement between         Incorporated by reference to the Annual Report on Form 10-KSB
                 First Federal Community Bank and Scott      for the fiscal year ended June 30, 2004, filed with the SEC
                 C. Finnell dated June 12, 2003              on September 28, 2004 (SEC File No. 000-27916) (the "2004
                                                             10-KSB") Exhibit 10.4

  10.5           Change of Control Agreement between         Incorporated by reference to the 2004 10-KSB, Exhibit 10.5
                 First Federal Community Bank and Sally
                 K. O'Donnell dated June 12, 2003

  10.6           Change of Control Agreement between         Incorporated by reference to the 2004 10-KSB, Exhibit 10.6
                 First Federal Community Bank and Trent
                 B. Troyer dated June 12, 2003

  13             FFD Financial Corporation 2005 Annual       Included herewith
                 Report to Shareholders

  20             Proxy Statement for 2005 Annual Meeting     Incorporated by reference to the Proxy Statement for the 2005
                 of Shareholders                             Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after the end of the fiscal year (SEC
                                                             File No. 000-27916)

  21             Subsidiaries of FFD Financial Corporation   Incorporated by reference to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 27, 1996 (SEC File No. 000-27916), Exhibit 21

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