Form 10QSB
period 2005-09-30
FFD FINANCIAL CORP/OH
filed 2005-11-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

                                       OR

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-27916
                        -------

                            FFD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Ohio                                         34-1921148
         -------------                                  ------------------
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

Yes |X|     No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12 6-2 of the Exchange Act)

Yes |_|     No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 2005 - 1,192,253 common shares, no par value

Transitional Small Business Disclosure Format (Check one): Yes |_|     No |X|

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                          September 30,         June 30,
         ASSETS                                                                    2005             2005
                                                                            (Unaudited)
Cash and due from banks                                                       $   1,821        $   2,113
Interest-bearing deposits in other financial institutions                         7,826            5,672
                                                                              ---------        ---------
         Cash and cash equivalents                                                9,647            7,785

Investment securities designated as available for sale - at market                3,461            3,485
Mortgage-backed securities designated as available for sale - at market             485              500
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $215 and $225 as of September 30,
  2005 and June 30, 2005, respectively                                              207              220
Loans receivable - net                                                          136,178          131,168
Loans held for sale - at lower of cost or market                                    339              325
Office premises and equipment - at depreciated cost                               2,003            2,031
Stock in Federal Home Loan Bank - at cost                                         2,166            2,140
Accrued interest receivable                                                         496              450
Prepaid expenses and other assets                                                   184              239
Prepaid federal income taxes                                                        110              252
                                                                              ---------        ---------

         Total assets                                                         $ 155,276        $ 148,595
                                                                              =========        =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                      $ 112,234        $ 111,495
Advances from the Federal Home Loan Bank                                         23,786           17,880
Accrued interest payable                                                            165              155
Other liabilities                                                                 1,241            1,385
Deferred federal income taxes                                                       250              242
                                                                              ---------        ---------
         Total liabilities                                                      137,676          131,157

Commitments                                                                          --               --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                          --               --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                            --               --
  Additional paid-in capital                                                      7,997            7,987
  Retained earnings - restricted                                                 13,131           12,954
  Accumulated comprehensive loss; unrealized losses on securities
    designated as available for sale, net of related tax benefits                   (24)              (9)
  Shares acquired by stock benefit plans                                           (334)            (334)
  Less 262,497 and 264,773 treasury shares at September 30, 2005 and
    June 30, 2005, respectively - at cost                                        (3,170)          (3,160)
                                                                              ---------        ---------
         Total shareholders' equity                                              17,600           17,438
                                                                              ---------        ---------

         Total liabilities and shareholders' equity                           $ 155,276        $ 148,595
                                                                              =========        =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2005 and 2004
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                   2005       2004
Interest income
  Loans                                                         $ 2,060    $ 1,524
  Mortgage-backed securities                                          8         10
  Investment securities, interest-bearing deposits and other         95         78
                                                                -------    -------
         Total interest income                                    2,163      1,612

Interest expense
  Deposits                                                          605        437
  Borrowings                                                        229        143
                                                                -------    -------
         Total interest expense                                     834        580
                                                                -------    -------

         Net interest income                                      1,329      1,032

Provision for losses on loans                                        30         --
                                                                -------    -------

         Net interest income after provision
           for losses on loans                                    1,299      1,032

Other income
  Gain on sale of loans                                              78         69
  Gain on redemption of securities                                   16         --
  Other operating                                                    97         95
                                                                -------    -------
         Total other income                                         191        164

General, administrative and other expense
  Employee compensation and benefits                                415        414
  Occupancy and equipment                                           100         92
  Franchise taxes                                                    53         55
  Data processing                                                   126         99
  Other operating                                                   329        227
                                                                -------    -------
         Total general, administrative and other expense          1,023        887
                                                                -------    -------

         Earnings before income taxes                               467        309

Federal income taxes
  Current                                                           142        122
  Deferred                                                           17        (17)
                                                                -------    -------
         Total federal income taxes                                 159        105
                                                                -------    -------

         NET EARNINGS                                           $   308    $   204
                                                                =======    =======

         EARNINGS PER SHARE
           Basic                                                $   .26    $   .18
                                                                =======    =======

           Diluted                                              $   .26    $   .17
                                                                =======    =======

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)

                                                                  2005      2004

Net earnings                                                     $ 308     $ 204

Other comprehensive income (loss), net of tax:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(8) and $37 in
    2005 and 2004, respectively                                    (15)       71
                                                                 -----     -----

Comprehensive income                                             $ 293     $ 275
                                                                 =====     =====

Accumulated comprehensive income (loss)                          $ (24)    $   5
                                                                 =====     =====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)

                                                                       2005         2004
Cash flows from operating activities:
  Net earnings for the period                                      $    308     $    204
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of deferred loan origination costs                      13           12
    Depreciation and amortization                                        39           46
    Gain on redemption of investment securities                         (16)          --
    Provision for losses on loans                                        30           --
    Gain on sale of mortgage loans                                      (38)         (18)
    Loans originated for sale in the secondary market                (4,181)      (2,041)
    Proceeds from sale of loans in the secondary market               4,205        2,054
    Proceeds from sale of loans to other financial institutions       1,158          238
    Federal Home Loan Bank stock dividends                              (26)         (22)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                       (46)         (20)
      Prepaid expenses and other assets                                  55           68
      Accrued interest payable                                           10            2
      Other liabilities                                                (144)         (82)
      Federal income taxes
        Current                                                         142          122
        Deferred                                                         17          (17)
                                                                   --------     --------
         Net cash provided by  operating activities                   1,526          546

Cash flows used in investing activities:
  Proceeds from redemption of investment securities                      16           --
  Principal repayments on mortgage-backed securities                     28           90
  Loan principal repayments                                          10,787        9,199
  Loan disbursements                                                (16,998)     (12,239)
  Purchase of office premises and equipment                             (11)         (12)
                                                                   --------     --------
         Net cash used in investing activities                       (6,178)      (2,962)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                      739          865
  Repayment of Federal Home Loan Bank advances                       (5,094)      (1,062)
  Proceeds from Federal Home Loan Bank advances                      11,000        1,000
  Proceeds from exercise of stock options                                64           81
  Dividends on common stock                                            (131)        (125)
  Purchase of treasury stock                                            (64)        (132)
                                                                   --------     --------
         Net cash provided by financing activities                    6,514          627
                                                                   --------     --------

Net increase (decrease) in cash and cash equivalents                  1,862       (1,789)

Cash and cash equivalents at beginning of period                      7,785       10,820
                                                                   --------     --------

Cash and cash equivalents at end of period                         $  9,647     $  9,031
                                                                   ========     ========

                            FFD Financial Corporation

             For the three months ended September 30, 2005 and 2004
                                 (In thousands)
                                   (Unaudited)

                                                                    2005    2004

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                            $ --    $ --
                                                                    ====    ====

    Interest on deposits and borrowings                             $824    $578
                                                                    ====    ====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                            $(15)   $ 71
                                                                    ====    ====

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                               $ 40    $ 51
                                                                    ====    ====

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

          For the three-month periods ended September 30, 2005 and 2004

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2005. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 26,339 and 39,513 unallocated ESOP shares for the three-month periods ended September 30, 2005 and 2004, respectively. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                         2005         2004

      Weighted-average common shares
        outstanding (basic)                         1,164,448    1,148,959
      Dilutive effect of assumed exercise
        of stock options                               21,307       25,573
                                                    ---------    ---------
      Weighted-average common shares
        outstanding (diluted)                       1,185,755    1,174,532
                                                    =========    =========

                            FFD Financial Corporation

          For the three-month periods ended September 30, 2005 and 2004

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for grants of options to purchase 169,838 authorized but unissued common shares.

The Corporation accounts for the Plan in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity instruments under Accounting
Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such disclosures are not included here due to materiality.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of 3.0%; expected volatility of 38.2%; risk-free interest rates of 4.3% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of September 30, 2005 and June 30, 2005 and 2004, and changes during the periods then ended are presented below:

                                                September 30,                                June 30,
                                                    2005                         2005                         2004
                                                       Weighted-                    Weighted-                    Weighted-
                                                         average                      average                      average
                                                        exercise                     exercise                     exercise
                                            Shares         price         Shares         price         Shares         price
Outstanding at beginning of period          60,618        $10.17         89,998        $ 9.84        115,183        $ 9.47
Granted                                         --            --             --            --          4,500         14.87
Exercised                                   (5,997)        10.71        (29,305)         9.15        (28,365)         9.15
Forfeited                                       --            --            (75)        12.48         (1,320)         9.54
                                          --------        ------       --------        ------       --------        ------

Outstanding at end of period                54,621        $10.11         60,618        $10.17         89,998        $ 9.84
                                          ========        ======       ========        ======       ========        ======

Options exercisable at period-end           40,834        $ 9.51         46,831        $ 9.66         68,755        $ 9.33
                                          ========        ======       ========        ======       ========        ======
Weighted-average fair value of
  options granted during the period                          N/A                          N/A                       $ 4.36
                                                          ======                       ======                       ======

The following information applies to options outstanding at September 30, 2005:

Number outstanding                                                        43,621
Range of exercise prices                                            $8.38-$10.10
Number outstanding                                                        11,000
Range of exercise prices                                           $12.00-$14.88
Weighted-average exercise price                                           $10.11
Weighted-average remaining contractual life in years                   4.4 years

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition beginning in the first annual period beginning after December 15, 2005, or July 1, 2006 as to the Corporation. To the extent options are granted, expense will be recognized based on the fair value of such shares on the grant date.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward Looking Statements
--------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to FFD or its management are intended to identify such forward looking statements. FFD's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Discussion  of Financial  Condition  Changes from June 30, 2005 to September 30,
--------------------------------------------------------------------------------
2005
----

The Corporation's total assets at September 30, 2005, were $155.3 million, a $6.7 million, or 4.5%, increase over the total at June 30, 2005.

Cash and cash equivalents totaled $9.6 million at September 30, 2005, an increase of $1.9 million, or 23.9%, from the total at June 30, 2005. Investment securities totaled $3.5 million at September 30, 2005, a $24,000, or 0.7%, decrease over the total at June 30, 2005, which resulted primarily from mark to market adjustments under SFAS No. 115. Mortgage-backed securities totaled $692,000 at September 30, 2005, a $28,000, or 3.9%, decrease compared to the total at June 30, 2005, which resulted from principal repayments.

Loans receivable, including loans held for sale, totaled $136.5 million at September 30, 2005, an increase of $5.0 million, or 3.8%, from the June 30, 2005 total. Loan disbursements during the period totaling $21.2 million were partially offset by principal repayments of $10.8 million, loans sold in the secondary market of $4.2 million and loans sold to other financial institutions of $1.2 million. During the three-month period ended September 30, 2005, loan originations were comprised of $11.8 million of one- to four-family residential real estate loans, $700,000 of commercial loans, $7.2 million of nonresidential real estate loans, $200,000 of multi-family residential real estate loans and $1.3 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $710,000 at September 30, 2005, a decrease of $66,000, or 8.51%, from the June 30, 2005 balance of $776,000, and represented .51% and .57% of total loans at each of those respective dates. At September 30, 2005, the allowance was comprised of $577,000 allocated to homogeneous loan types and $133,000 allocated to impaired loans. These totals compare to an allocation of $576,000 to homogeneous loans and $200,000 to impaired loans at June 30, 2005. The Bank's impaired and nonperforming loans totaled $1.6 million at September 30, 2005, a 33.3% increase from the June 30, 2005 total of $1.2 million. Although management believes that the allowance for loan losses at September 30, 2005, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

Deposits totaled $112.2 million at September 30, 2005, a $739,000, or .7%, increase from total deposits at June 30, 2005. FHLB advances totaled $23.8 million at September 30, 2005, a $5.9 million, or 33.0%, increase from the June 30, 2005 total. The increase in FHLB advances was used to fund loan growth.

                            FFD Financial Corporation

Discussion  of Financial  Condition  Changes from June 30, 2005 to September 30,
--------------------------------------------------------------------------------
2005 (continued)
----------------

Shareholders' equity totaled $17.6 million at September 30, 2005, an increase of $162,000, or .93%, over June 30, 2005. The increase was due primarily to net earnings of $308,000, which were partially offset by unrealized losses on securities designated as available for sale of $15,000 and dividends paid of $131,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS"), and at September 30, 2005, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Three-Month  Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

The Corporation's net earnings totaled $308,000 for the three months ended September 30, 2005, an increase of $104,000, or 51.0%, from the net earnings of $204,000 recorded in the comparable period in 2004. The increase in net earnings resulted from increases of $297,000, or 28.8%, in net interest income and $27,000, or 16.5%, in other operating income, which were partially offset by increases of $136,000, or 15.3% in general, administrative and other expenses, $54,000 in federal income taxes, and $30,000 in the provision for losses on loans.

Net Interest Income
-------------------

Total interest income increased by $551,000, or 34.2%, to $2.2 million for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Interest income on loans increased by $536,000, or 35.2%, due primarily to an increase of $18.3 million, or 15.8%, in the average loan portfolio balance outstanding and a 88 basis point increase in yield. Interest income on mortgage-backed securities decreased by $2,000, or 20.0%, due primarily to a $272,000, or 27.9%, decrease in the average balance outstanding, which was partially offset by a 79 basis point increase in yield. Interest income on investment securities, interest-bearing deposits and other increased by $17,000, or 21.8%, to a total of $95,000 for the three months ended September 30, 2005, due primarily to a 173 basis point increase in yield, which was partially offset by a $3.8 million, or 29.2%, decrease in the average balance outstanding.

Total interest expense increased by $254,000, or 43.8%, to $834,000 for the three months ended September 30, 2005, compared to the three months ended September 30, 2004. Interest expense on deposits increased by $168,000, or 38.4%, due primarily to a 51 basis point increase in the average cost of deposits to 2.16% for the 2005 quarter, and a $5.9 million, or 5.6%, increase in the average balance of deposits outstanding period to period. Interest expense on FHLB advances increased by $86,000, or 60.1%, due to an increase of $7.9 million, or 61.6%, in the average balance of advances outstanding, which was partially offset by a 4 basis point decrease in the average cost of advances.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $297,000, or 28.8%, for the three months ended September 30, 2005, compared to the same period in 2004. The interest rate spread amounted to 3.49% and 3.01%, and the net interest margin totaled 3.69% and 3.18%, for the three-month periods ended September 30, 2005 and 2004, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $30,000 provision for losses on loans during the three months ended September 30, 2005, without a corresponding provision for the comparable quarter in 2004. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

Comparison of Operating Results for the Three-Month  Periods Ended September 30,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Other Income
------------

Other income totaled $191,000 for the three months ended September 30, 2005, an increase of $27,000, or 16.5%, from the 2004 total. The increase was due to the receipt of $16,000 in holdback proceeds from the previously reported gain on redemption of securities by Harland Financial Solutions, Inc., and increases of $9,000, or 13.0%, in the gain on sale of loans and $2,000, or 2.1%, in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.0 million for the three months ended September 30, 2005, an increase of $136,000, or 15.3%, compared to the same period in 2004. The increase in general, administrative and other expense includes increases of $102,000, or 44.9%, in other operating, $27,000, or 27.3%, in data processing, $8,000, or 8.7%, in occupancy and equipment, and $1,000, or .2%, in employee compensation and benefits. The increase in other operating expense was attributable to $62,000 in costs related to the Corporation's growth year to year and $40,000 in non-recurring costs.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $159,000 for the three months ended September 30, 2005, an increase of $54,000, or 51.4%, over the same period in 2004. The increase resulted primarily from a $158,000, or 51.1%, increase in earnings before taxes. The Corporation's effective tax rate was 34.0% for each of the three-month periods ended September 30, 2005 and 2004.

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

                                     PART II

ITEM 1.     Legal Proceedings
            -----------------

            Not applicable

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds
            -----------------------------------------------------------

            (a) During the quarter ended September 30, 2005, the Corporation issued a total of 2,276 unregistered shares upon the exercise of stock options for an aggregate purchase price of $24,379. The sales were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

            (b)   None

            (c)   None

            (d)   None

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

                                        FFD FINANCIAL CORPORATION


Date: November 14, 2005                 By: /s/Trent B. Troyer
      --------------------------            ------------------------------------
                                            Trent B. Troyer
                                            President and Chief Executive
                                            Officer


Date: November 14, 2005                 By: /s/Robert R. Gerber
      --------------------------            ------------------------------------
                                            Robert R. Gerber
                                            Vice President, Treasurer and Chief
                                            Financial Officer