Form 10QSB
period 2005-12-31
FFD FINANCIAL CORP/OH
filed 2006-02-14
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                   December 31, 2005
                                ------------------------------------------------

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

Yes |X|     No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes |_|     No |X|

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           February 14, 2006 - 1,192,253 common shares, no par value
--------------------------------------------------------------------------------

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

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                        December 31,    June 30,
         ASSETS                                                                2005         2005
                                                                         (Unaudited)
Cash and due from banks                                                   $   2,073    $   2,113
Interest-bearing deposits in other financial institutions                    12,197        5,672
                                                                          ---------    ---------
         Cash and cash equivalents                                           14,270        7,785

Investment securities designated as available for sale - at market            3,433        3,485
Mortgage-backed securities designated as available for sale - at market         468          500
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $205 and $225 as of December 31,
  2005 and June 30, 2005, respectively                                          200          220
Loans receivable - net                                                      134,492      131,168
Loans held for sale - at lower of cost or market                                 --          325
Office premises and equipment - at depreciated cost                           2,035        2,031
Stock in Federal Home Loan Bank - at cost                                     2,197        2,140
Accrued interest receivable                                                     550          450
Prepaid expenses and other assets                                                68          239
Prepaid federal income taxes                                                     --          252
                                                                          ---------    ---------

         Total assets                                                     $ 157,713    $ 148,595
                                                                          =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $ 122,140    $ 111,495
Advances from the Federal Home Loan Bank                                     15,691       17,880
Accrued interest payable                                                        158          155
Other liabilities                                                             1,476        1,385
Accrued federal income taxes                                                     63           --
Deferred federal income taxes                                                   258          242
                                                                          ---------    ---------
         Total liabilities                                                  139,786      131,157

Commitments                                                                      --           --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                      --           --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                        --           --
  Additional paid-in capital                                                  8,085        7,987
  Retained earnings - restricted                                             13,280       12,954
  Accumulated comprehensive loss; unrealized losses on securities
    designated as available for sale, net of related tax benefits               (43)          (9)
  Shares acquired by stock benefit plans                                       (225)        (334)
  Less 262,497 and 264,773 treasury shares at December 31, 2005 and
    June 30, 2005, respectively - at cost                                    (3,170)      (3,160)
                                                                          ---------    ---------
         Total shareholders' equity                                          17,927       17,438
                                                                          ---------    ---------

         Total liabilities and shareholders' equity                       $ 157,713    $ 148,595
                                                                          =========    =========

                            FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF EARNINGS

                      (In thousands, except per share data)

                                                          For the six months    For the three months
                                                           ended December 31,   ended December 31,
                                                             2005      2004       2005      2004
                                                                         (Unaudited)
Interest income
  Loans                                                    $ 4,245   $ 3,111    $ 2,185   $ 1,587
  Mortgage-backed securities                                    17        19          9         9
  Investment securities, interest-bearing
    deposits and other                                         241       171        146        93
                                                           -------   -------    -------   -------
         Total interest income                               4,503     3,301      2,340     1,689

Interest expense
  Deposits                                                   1,305       894        700       457
  Borrowings                                                   441       286        212       143
                                                           -------   -------    -------   -------
         Total interest expense                              1,746     1,180        912       600
                                                           -------   -------    -------   -------

         Net interest income                                 2,757     2,121      1,428     1,089

Provision for losses on loans                                   75         4         45         4
                                                           -------   -------    -------   -------

         Net interest income after provision
           for losses on loans                               2,682     2,117      1,383     1,085

Other income
  Gain on sale of loans                                        126        95         48        26
  Gain on redemption of securities                              16        --         --        --
  Other operating                                              195       223         98       128
                                                           -------   -------    -------   -------
         Total other income                                    337       318        146       154

General, administrative and other expense
  Employee compensation and benefits                           926       878        511       464
  Occupancy and equipment                                      202       184        102        92
  Franchise taxes                                              105       103         52        48
  Data processing                                              146       142         71        69
  Other operating                                              730       561        350       308
                                                           -------   -------    -------   -------
         Total general, administrative and other expense     2,109     1,868      1,086       981
                                                           -------   -------    -------   -------

         Earnings before income taxes                          910       567        443       258

Federal income taxes
  Current                                                      276       209        134
                                                                                               87
  Deferred                                                      34       (16)        17         1
                                                           -------   -------    -------   -------
         Total federal income taxes                            310       193        151        88
                                                           -------   -------    -------   -------

         NET EARNINGS                                      $   600   $   374    $   292   $   170
                                                           =======   =======    =======   =======

         EARNINGS PER SHARE
           Basic                                           $   .51   $   .33    $   .25   $   .15
                                                           =======   =======    =======   =======

           Diluted                                         $   .50   $   .32    $   .24   $   .15
                                                           =======   =======    =======   =======

                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                               For the six months For the three months
                                                               ended December 31,  ended December 31,
                                                                 2005     2004      2005      2004
                                                                           (Unaudited)
Net earnings                                                    $ 600    $ 374      $ 292    $ 170

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities
    during the period, net of taxes (benefits) of $(18), $30,
    $(10) and $(6), during the respective periods                 (34)      59        (19)     (12)
                                                                -----    -----      -----    -----

Comprehensive income                                            $ 566    $ 433      $ 273    $ 158
                                                                =====    =====      =====    =====

Accumulated comprehensive loss                                  $ (43)   $  (7)     $ (43)   $  (7)
                                                                =====    =====      =====    =====

                            FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                 (In thousands)

                                                                    2005         2004
                                                                      (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                     $    600    $    374
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                  --           1
    Amortization of deferred loan origination costs                     27          24
    Depreciation and amortization                                       78          92
    Gain on redemption of investment  securities                       (16)         --
    Provision for losses on loans                                       75           4
    Amortization expense of stock benefit plans                        197         182
    Gain on sale of loans                                              (53)        (30)
    Loans originated for sale in the secondary market               (6,324)     (4,175)
    Proceeds from sale of loans in the secondary market              6,702       4,422
    Proceeds from sale of loans to other financial institutions      2,321       1,068
    Federal Home Loan Bank stock dividends                             (57)        (44)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                     (100)        (13)
      Prepaid expenses and other assets                                171         134
      Accrued interest payable                                           3          13
      Other liabilities                                                 91        (220)
      Federal income taxes
        Current                                                        315         104
        Deferred                                                        34         (16)
                                                                  --------    --------
         Net cash provided by operating activities                   4,064       1,920

Cash flows used in investing activities:
  Proceeds from redemption of investment securities                     16          --
  Principal repayments on mortgage-backed securities                    52         215
  Loan principal repayments                                         25,996      17,556
  Loan disbursements                                               (31,743)    (23,436)
  Purchase of office premises and equipment                            (82)        (59)
                                                                  --------    --------
         Net cash used in investing activities                      (5,761)     (5,724)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                  10,645       2,650
  Proceeds from Federal Home Loan Bank advances                     11,000       1,000
  Repayment of Federal Home Loan Bank advances                     (13,189)     (1,123)
  Proceeds from exercise of stock options                               64          82
  Purchase of treasury shares                                          (64)       (271)
  Dividends on common stock                                           (274)       (256)
                                                                  --------    --------
         Net cash provided by financing activities                   8,182       2,082
                                                                  --------    --------

Net (decrease) increase in cash and cash equivalents                 6,485      (1,722)

Cash and cash equivalents at beginning of period                     7,785      10,820
                                                                  --------    --------

Cash and cash equivalents at end of period                        $ 14,270    $  9,098
                                                                  ========    ========

                            FFD Financial Corporation

                      For the six months ended December 31,
                                 (In thousands)

                                                                                     2005         2004
                                                                                        (Unaudited)
Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                                           $      --   $     104
                                                                                   =========   =========

    Interest on deposits and borrowings                                            $   1,743   $   1,167
                                                                                   =========   =========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available for
    sale, net of related tax effects                                               $     (34)  $      59
                                                                                   =========   =========

  Recognition of mortgage servicing rights in accordance
    with SFAS No. 140                                                              $      73   $      65
                                                                                   =========   =========

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2005 and 2004


1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2005. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 13,162 and 26,339 unallocated ESOP shares for the six- and three-month periods ended December 31, 2005 and 2004, respectively. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                     For the six months ended   For the three months ended
                                            December 31,               December 31,
                                           2005        2004           2005        2004

Weighted-average common shares
  outstanding (basic)                 1,165,261   1,145,968      1,166,057   1,143,438
Dilutive effect of assumed exercise
  of stock options                       22,823      26,392         24,207      27,083
                                      ---------   ---------      ---------   ---------
Weighted-average common shares
  outstanding (diluted)               1,188,084   1,172,360      1,190,264   1,170,521
                                      =========   =========      =========   =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for grants of options to purchase 169,838 authorized but unissued common shares.

The Corporation accounts for the Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity

                            FFD Financial Corporation

      For the six- and three-month periods ended December 31, 2005 and 2004


4. Stock Option Plan (continued)
   ----------------------------

instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such disclosures are not included herein due to materiality as no option grants have been made during the periods covered by this report.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of 3.0%; expected volatility of 38.2%; risk-free interest rates of 4.3% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of December 31, 2005 and June 30, 2005 and 2004, and changes during the periods then ended are presented below:

                                           December 31,                       June 30,
                                              2005                   2005                  2004
                                                 Weighted-              Weighted-              Weighted-
                                                   average                average                average
                                                  exercise               exercise               exercise
                                        Shares       price     Shares       price     Shares       price
Outstanding at beginning of period      60,618    $  10.17     89,998    $   9.84    115,183    $   9.47
Granted                                     --          --         --          --      4,500       14.87
Exercised                               (5,997)      10.71    (29,305)       9.15    (28,365)       9.15
Forfeited                                   --          --        (75)      12.48     (1,320)       9.54
                                      --------    --------   --------    --------  ---------    --------
Outstanding at end of period            54,621    $  10.11     60,618    $  10.17     89,998    $   9.84
                                      ========    ========   ========    ========  =========    ========

Options exercisable at period-end       43,663    $   9.55     46,831    $   9.66     68,755    $   9.33
                                      ========    ========   ========    ========  =========    ========
Weighted-average fair value of
  options granted during the period                    N/A                    N/A               $   4.36
                                                       ===                    ===               ========

The following information applies to options outstanding at December 31, 2005:

Number outstanding                                                       43,621
Range of exercise prices                                           $8.38-$10.10
Number outstanding                                                       11,000
Range of exercise prices                                          $12.00-$14.88
Weighted-average exercise price                                          $10.11
Weighted-average remaining contractual life in years                  4.2 years

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition beginning in the first annual period beginning after December 15, 2005, or July 1, 2006 as to the Corporation. To the extent options are granted or vest after June 30, 2006, expense will be recognized based on the fair value of such shares on the grant date.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS


Forward Looking Statements
--------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to FFD or its management are intended to identify such forward looking statements. FFD's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, changes in the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.


Discussion  of  Financial  Condition  Changes from June 30, 2005 to December 31,
--------------------------------------------------------------------------------
2005
----

The Corporation's total assets at December 31, 2005, were $157.7 million, a $9.1 million, or 6.1%, increase over the total at June 30, 2005.

Cash and cash equivalents totaled $14.3 million at December 31, 2005, an increase of $6.5 million, or 83.3%, from the total at June 30, 2005. Investment securities totaled $3.4 million at December 31, 2005, a $52,000, or 1.5%, decrease from the total at June 30, 2005, which resulted primarily from mark to market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $668,000 at December 31, 2005, a $52,000, or 7.2%, decrease compared to the total at June 30, 2005, which resulted from principal repayments.

Loans receivable, including loans held for sale, totaled $134.5 million at December 31, 2005, an increase of $3.0 million, or 2.3%, from the June 30, 2005 total. Loan disbursements during the period totaling $38.1 million were partially offset by principal repayments of $26.0 million, loans sold in the secondary market of $6.6 million and loans sold to other financial institutions of $2.3 million. During the six-month period ended December 31, 2005, loan originations were comprised of $19.0 million of one- to four-family residential real estate loans, $3.8 million of commercial loans, $12.2 million of nonresidential real estate loans, $800,000 of multi-family residential real estate loans and $2.3 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $754,000 at December 31, 2005, a decrease of $12,000, or 1.6%, from the June 30, 2005 balance of $766,000, and represented ..55% and .57% of total loans at each of those respective dates. The decrease resulted from $87,000 of charge offs which were partially offset by an addition of $75,000 to the allowance. At December 31, 2005, the allowance was comprised solely of a general allowance. The Bank's impaired and nonperforming loans totaled $1.3 million at December 31, 2005, a 6.8% increase from the June 30, 2005 total of $1.2 million. Although management believes that the allowance for loan losses at December 31, 2005, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will
not  be  necessary  in  future  periods,   which  could  adversely   affect  the
Corporation's results of operations.

                            FFD Financial Corporation

Discussion  of  Financial  Condition  Changes from June 30, 2005 to December 31,
--------------------------------------------------------------------------------
2005 (continued)
----------------

Deposits totaled $122.1 million at December 31, 2005, a $10.6 million, or 9.5%, increase from total deposits at June 30, 2005. FHLB advances totaled $15.7 million at December 31, 2005, a $2.2 million, or 12.2%, decrease from the June 30, 2005 total, due to repayments funded by deposit growth.

Shareholders' equity totaled $17.9 million at December 31, 2005, an increase of $489,000, or 2.8%, over June 30, 2005. The increase was due primarily to period net earnings of $600,000 and amortization of stock benefit plans totaling $197,000, which were partially offset by unrealized losses on securities designated as available for sale of $34,000 and dividends paid of $274,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision ("OTS") and at December 31, 2005, the Bank's regulatory capital exceeded the minimum capital requirements.


Comparison  of Operating  Results for the Six-Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004
-------------

General
-------

The Corporation's net earnings totaled $600,000 for the six months ended December 31, 2005, an increase of $226,000, or 60.4%, from the net earnings of $374,000 recorded in the comparable period in 2004. The increase in net earnings resulted from increases of $636,000, or 30.0%, in net interest income and $19,000, or 6.0%, in other operating income, which were partially offset by increases of $241,000, or 12.9% in general, administrative and other expenses, $117,000 in federal income taxes, and $71,000 in the provision for losses on loans.

Net Interest Income
-------------------

Total interest income increased by $1.2 million, or 36.4%, to $4.5 million for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. Interest income on loans increased by $1.1 million, or 36.5%, due to an increase of $15.4 million, or 13.0%, in the average loan portfolio balance outstanding and a 99 basis point increase in yield. Interest income on mortgage-backed securities decreased by $2,000, or 10.5%, due to a $119,000, or 14.6%, decrease in the average balance outstanding, which was partially offset by a 103 basis point increase in yield. Interest income on investment securities, interest-bearing deposits and other increased by $70,000, or 40.9%, to a total of $241,000 for the six months ended December 31, 2005, due to a $1.6 million, or 17.5%, increase in the average balance outstanding and a 127 basis point increase in the yield.

Total interest expense increased by $566,000, or 48.0%, to $1.7 million for the six months ended December 31, 2005, compared to the six months ended December 31, 2004. Interest expense on deposits increased by $411,000, or 46.0%, due primarily to a 58 basis point increase in the average cost of deposits to 2.26% for the 2005 period, and a $7.2 million, or 6.7%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $155,000, or 54.2%, due to an increase of $7.0 million, or 55.4%, in the average balance of advances outstanding and a 5 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $636,000, or 30.0%, for the six months ended December 31, 2005, compared to the same period in 2004. The interest rate spread was 3.56% and 3.11%, and the net interest margin totaled 3.77% and 3.27%, for the six-month periods ended December 31, 2005 and 2004, respectively.

                            FFD Financial Corporation

Comparison  of Operating  Results for the Six-Month  Periods Ended  December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $75,000 provision for losses on loans during the six months ended December 31, 2005, and a $4,000 provision for the comparable quarter in 2004. The increase in the allowance for losses on loans was primarily due to growth in the loan portfolio, an increase in commercial loans, and an increase related to management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming and impaired assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $337,000 for the six months ended December 31, 2005, an increase of $19,000, or 6.0%, from the 2004 total. The increase was due to the receipt of $16,000 in holdback proceeds from the previously reported gain on redemption of the Intrieve securities from its acquisition by Harland Financial Solutions, Inc. and an increase of $31,000, or 32.6%, in the gain on sale of loans, both of which were partially offset by a decrease of $28,000, or 12.6%, in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.1 million for the six months ended December 31, 2005, an increase of $241,000, or 12.9%, compared to the same period in 2004. The increase in general, administrative and other expense includes increases of $169,000, or 30.1%, in other operating, $48,000, or 5.5%, in employee compensation and benefits, $18,000, or 9.8%, in occupancy and equipment and $4,000, or .2.8%, in data processing. The increase in other operating expense was primarily attributable to costs related to the Corporation's growth year to year, as well as discretionary increases in advertising and legal costs associated with terminating the going private transaction.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $310,000 for the six months ended December 31, 2005, an increase of $117,000, or 60.6%, over the same period in 2004. The increase resulted from a $343,000, or 60.5%, increase in earnings before taxes. The Corporation's effective tax rates were 34.1%, and a 34.0% for the six-months ended December 31, 2005 and 2004, respectively.


Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2005 and 2004 General
---------------------

The Corporation's net earnings totaled $292,000 for the three months ended December 31, 2005, an increase of $122,000, or 71.8%, from the net earnings of $170,000 recorded in the comparable period in 2004. The increase in net earnings resulted from increases of $339,000, or 31.1%, in net interest income, which were partially offset by a decrease of $8,000, or 5.2%, in other operating income, and increases of $105,000, or 10.7%, in general, administrative and other expenses, $63,000 in federal income taxes, and $41,000 in the provision for losses on loans.

                            FFD Financial Corporation

Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Net Interest Income
-------------------

Total interest income increased by $651,000, or 38.5%, to $2.3 million for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. Interest income on loans increased by $598,000, or 37.7%, due to an increase of $17.4 million, or 14.8%, in the average loan portfolio balance outstanding and a 107 basis point increase in yield. Interest income on mortgage-backed securities was the same period to period, with the decrease of $185,000, or 21.4%, in the average balance outstanding, offset by a 130 basis point increase in yield. Interest income on investment securities, interest-bearing deposits and other increased by $53,000, or 57.0%, to a total of $146,000 for the three months ended December 31, 2005, due to a 109 basis point increase in yield and a $2.0 million, or 18.4%, increase in the average balance outstanding.

Total interest expense increased by $312,000, or 52.0%, to $912,000 for the three months ended December 31, 2005, compared to the three months ended December 31, 2004. Interest expense on deposits increased by $243,000, or 53.2%, due to a 66 basis point increase in the average cost of deposits to 2.37% for the 2005 quarter and a $11.2 million, or 10.5%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $69,000, or 48.3%, due to an increase of $6.6 million, or 53.0%, in the average balance of advances outstanding, which was partially offset by a 11 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $339,000, or 31.1%, for the three months ended December 31, 2005, compared to the same period in 2004. The interest rate spread was 3.62% and 3.20%, and the net interest margin was 3.83% and 3.36%, for the three-month periods ended December 31, 2005 and 2004, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $45,000 provision for losses on loans during the three months ended December 31, 2005, and a $4,000 provision for the comparable quarter in 2004. The increase in the allowance for losses on loans was primarily due to the growth in the loan portfolio, a modest increase in nonperforming loans, and an increase related to management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $146,000 for the three months ended December 31, 2005, a decrease of $8,000, or 5.2%, from the 2004 total. The reduction was due primarily to a decline of $30,000, or 23.4%, in other operating, which was partially offset by an increase of $22,000, or 84.6%, in gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2005, an increase of $105,000, or 10.7%, compared to the same period in 2004. The increase in general, administrative and other expense includes increases of $47,000, or 10.1%, in employee compensation and benefits, $42,000, or 13.6%, in other operating, $10,000, or 10.9%, in occupancy and equipment, and $4,000, or 8.3%, in franchise tax. The increases in general, administrative and other expenses for the 2005 quarter generally reflect the Corporation's growth year over year.

                            FFD Financial Corporation

Comparison of Operating  Results for the Three-Month  Periods Ended December 31,
--------------------------------------------------------------------------------
2005 and 2004 (continued)
-------------------------

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $151,000 for the three months ended December 31, 2005, an increase of $63,000, or 71.6%, over the same period in 2004. The increase resulted from a $185,000, or 71.7%, increase in earnings before taxes. The Corporation's effective tax rate was 34.1% for both three months ended December 31, 2005 and 2004.


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

                                     PART II


ITEM 1.    Legal Proceedings
           -----------------

           Not applicable

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds
           -----------------------------------------------------------

           (a) During the quarter ended December 31, 2005, the Corporation issued a total of 2,276 unregistered shares upon the exercise of stock options for an aggregate purchase price of $24,379. The sales were exempt from registration pursuant to section 4(2) of the Securities Act of 1933, as amended.

           (b)    None

           (c)    None

           (d)    None

ITEM 3.    Defaults Upon Senior Securities
           -------------------------------

           Not applicable

ITEM 4.    Submission of Matters to a Vote of Security Holders
           ---------------------------------------------------

           On October 25, 2005, the Corporation held its 2005 Annual Meeting of Shareholders. All of the directors nominated were reelected to terms expiring in 2006 by the following vote:

                                                      For               Withheld

           Richard A. Brinkman, Jr.                 965,277              45,438
           Stephen G. Clinton                       964,927              45,788
           Leonard L. Gundy                         964,813              45,902
           Enos L. Loader                           966,627              44,088
           Robert D. Sensel                         966,527              44,188

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


                            FFD FINANCIAL CORPORATION




Date:  February 14, 2006    By:  /s/Trent B. Troyer
      -------------------        -----------------------------------------------
                                 Trent B. Troyer
                                 President and Chief Executive Officer





Date:  February 14, 2006    By:  /s/Robert R. Gerber
      -------------------        -----------------------------------------------
                                 Robert R. Gerber
                                 Vice President, Treasurer and Chief Financial
                                 Officer