Form 10QSB
period 2006-03-31
FFD FINANCIAL CORP/OH
filed 2006-05-15
CIK 1006177

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended    March 31, 2006
                                ------------------------------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:               0-27916
                         ---------------------------------------

                            FFD FINANCIAL CORPORATION
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Ohio                                            34-1921148
--------------------------------               --------------------------------
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

Yes [ ]           No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: May 12, 2006 - 1,192,253 common shares, no par value

Transitional Small Business Disclosure Format (Check one):  Yes [ ]       No [X]

                                      INDEX

                                                                            Page
                                                                            ----

PART I   -  FINANCIAL INFORMATION

            Consolidated Statements of Financial Condition                    3

            Consolidated Statements of Earnings                               4

            Consolidated Statements of Comprehensive Income                   5

            Consolidated Statements of Cash Flows                             6

            Notes to Consolidated Financial Statements                        8

            Management's Discussion and Analysis or
            Plan of Operations                                               11


PART II  -  OTHER INFORMATION                                                 16

SIGNATURES                                                                    17


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                        (In thousands, except share data)

                                                                           March 31,    June 30,
         ASSETS                                                                2006         2005
                                                                         (Unaudited)

Cash and due from banks                                                   $   1,956    $   2,113
Interest-bearing deposits in other financial institutions                     5,480        5,672
                                                                          ---------    ---------
         Cash and cash equivalents                                            7,436        7,785

Investment securities designated as available for sale - at market            3,413        3,485
Mortgage-backed securities designated as available for sale - at market         444          500
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $196 and $225 as of March 31,
  2006 and June 30, 2005, respectively                                          193          220
Loans receivable - net                                                      138,928      131,168
Loans held for sale - at lower of cost or market                                272          325
Office premises and equipment - at depreciated cost                           2,005        2,031
Stock in Federal Home Loan Bank - at cost                                     2,228        2,140
Accrued interest receivable                                                     542          450
Prepaid expenses and other assets                                               293          239
Prepaid federal income taxes                                                     --          252
                                                                          ---------    ---------

         Total assets                                                     $ 155,754    $ 148,595
                                                                          =========    =========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                  $ 121,403    $ 111,495
Advances from the Federal Home Loan Bank                                     14,595       17,880
Accrued interest payable                                                        155          155
Other liabilities                                                             1,179        1,385
Accrued federal income taxes                                                     81           --
Deferred federal income taxes                                                   292          242
                                                                          ---------    ---------
         Total liabilities                                                  137,705      131,157

Commitments                                                                      --           --

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
    value; no shares issued                                                      --           --
  Common stock - authorized 5,000,000 shares without par or
    stated value; 1,454,750 shares issued                                        --           --
  Additional paid-in capital                                                  8,085        7,987
  Retained earnings - restricted                                             13,415       12,954
  Accumulated comprehensive loss; unrealized losses on securities
    designated as available for sale, net of related tax benefits               (56)          (9)
  Shares acquired by stock benefit plans                                       (225)        (334)
  Less 262,497 and 264,773 treasury shares at March 31, 2006 and
    June 30, 2005, respectively - at cost                                    (3,170)      (3,160)
                                                                          ---------    ---------
         Total shareholders' equity                                          18,049       17,438
                                                                          ---------    ---------

         Total liabilities and shareholders' equity                       $ 155,754    $ 148,595
                                                                          =========    =========


                            FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                      (In thousands, except per share data)

                                                             For the nine months  For the three months
                                                                  ended March 31,      ended March 31,
                                                                 2006       2005       2006       2005
Interest income
  Loans                                                        $6,516     $4,817     $2,271     $1,706
  Mortgage-backed securities                                       27         28         10          9
  Investment securities, interest-bearing deposits and other      377        265        136         94
                                                               ------     ------     ------     ------
         Total interest income                                  6,920      5,110      2,417      1,809

Interest expense
  Deposits                                                      2,050      1,371        745        477
  Borrowings                                                      608        425        167        139
                                                               ------     ------     ------     ------
         Total interest expense                                 2,658      1,796        912        616

         Net interest income                                    4,262      3,314      1,505      1,193

Provision for losses on loans                                     115         11         40          7
                                                               ------     ------     ------     ------

         Net interest income after provision                    4,147      3,303      1,465      1,186

Other income
  Gain on sale of loans                                           157        193         31         98
  Gain on redemption of securities                                 16         --         --         --
  Other operating                                                 237        250         42         27
                                                               ------     ------     ------     ------
         Total other income                                       410        443         73        125

General, administrative and other expense
  Employee compensation and benefits                            1,473      1,297        547        419
  Occupancy and equipment                                         303        285        101        101
  Franchise taxes                                                 161        156         56         53
  Data processing                                                 237        220         91         78
  Other operating                                               1,050        831        320        270
                                                               ------     ------     ------     ------
         Total general, administrative and other expense        3,224      2,789      1,115        921
                                                               ------     ------     ------     ------

         Earnings before income taxes                           1,333        957        423        390

Federal income taxes
  Current                                                         380        271        104         62
  Deferred                                                         75         54         41         70
                                                               ------     ------     ------     ------
         Total federal income taxes                               455        325        145        132
                                                               ------     ------     ------     ------

         NET EARNINGS                                          $  878     $  632     $  278     $  258
                                                               ======     ======     ======     ======

         EARNINGS PER SHARE
           Basic                                               $  .75     $  .55     $  .24     $  .22
                                                               ======     ======     ======     ======

           Diluted                                             $  .74     $  .54     $  .23     $  .22
                                                               ======     ======     ======     ======

           Dividends per common share                          $0.350     $0.325     $0.120     $0.110
                                                               ======     ======     ======     ======




                            FFD Financial Corporation

           CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                 (In thousands)


                                                            For the nine months  For the three months
                                                                 ended March 31,       ended March 31,
                                                                2006       2005       2006       2005
Net earnings                                                   $ 878      $ 632      $ 278      $ 258

Other comprehensive income (loss), net of tax effects:
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $(24), $8, $(7)
    and $(22) for the respective periods                         (47)        16        (13)       (43)
                                                               -----      -----      -----      -----

Comprehensive income                                           $ 831      $ 648      $ 265      $ 215
                                                               =====      =====      =====      =====

Accumulated comprehensive loss                                 $ (56)     $ (50)     $ (56)     $ (50)
                                                               =====      =====      =====      =====


                            FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                       2006        2005
Cash flows from operating activities:
  Net earnings for the period                                      $    878    $    632
  Adjustments to reconcile net earnings to net cash
  provided by operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                   --           1
    Amortization of deferred loan origination costs                      42          34
    Depreciation and amortization                                       117         134
    Gain on redemption of investment securities                         (16)         --
    Provision for losses on loans                                       115          11
    Amortization expense of stock benefit plans                         197         182
    Gain on sale of loans                                               (64)        (54)
    Loans originated for sale in the secondary market                (8,476)     (9,780)
    Proceeds from sale of loans in the secondary market               8,593       8,287
    Proceeds from sale of  loans to other financial institutions      2,321       1,764
    Federal Home Loan Bank stock dividends                              (88)        (67)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                       (92)        (41)
      Prepaid expenses and other assets                                 (54)         33
      Accrued interest payable                                           --          21
      Other liabilities                                                (206)       (251)
      Federal income taxes
        Current                                                         333         165
        Deferred                                                         75          54
                                                                   --------    --------
         Net cash provided by operating activities                    3,675       1,125

Cash flows used in investing activities:
  Proceeds from redemption of investment securities                      16          --
  Proceeds from maturity of investment securities                        --       1,000
  Principal repayments on mortgage-backed securities                     83         254
  Loan principal repayments                                          38,787      25,310
  Loan disbursements                                                (49,025)    (33,518)
  Purchase of office premises and equipment                             (91)       (116)
                                                                   --------    --------
         Net cash used in investing activities                      (10,230)     (7,070)
                                                                   --------    --------

         Net cash used in operating and investing
           activities (subtotal carried forward)                     (6,555)     (5,945)
                                                                   --------    --------


                            FFD Financial Corporation

          CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)(CONTINUED)

                       For the nine months ended March 31,
                                 (In thousands)

                                                                        2006        2005
         Net cash used in operating and investing
           activities (subtotal brought forward)                    $ (6,555)   $ (5,945)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                     9,908       3,866
  Proceeds from Federal Home Loan Bank advances                       13,000       2,000
  Repayment of Federal Home Loan Bank advances                       (16,285)     (2,185)
  Proceeds from exercise of stock options                                 64         234
  Purchase of treasury shares                                            (64)       (377)
  Dividends on common shares                                            (417)       (387)
                                                                    --------    --------
         Net cash provided by financing activities                     6,206       3,151
                                                                    --------    --------

Net decrease in cash and cash equivalents                               (349)     (2,794)

Cash and cash equivalents at beginning of period                       7,785      10,820
                                                                    --------    --------

Cash and cash equivalents at end of period                          $  7,436    $  8,026
                                                                    ========    ========


Supplemental  disclosure of cash flow  information:
  Cash paid during the period for:
    Federal income taxes                                            $     85    $    135
                                                                    ========    ========

    Interest on deposits and borrowings                             $  2,658    $  1,775
                                                                    ========    ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
    for sale, net of related tax effects                            $    (47)   $     16
                                                                    ========    ========

  Recognition of mortgage servicing rights in accordance with
    SFAS No. 140                                                    $     93    $    139
                                                                    ========    ========

                            FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       For the nine- and three-month periods ended March 31, 2006 and 2005


1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Annual Report on Form 10-KSB for the year ended June 30, 2005. However, in the opinion of management, all adjustments
(consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 13,162 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2006 and 26,339 unallocated ESOP shares for each of the nine- and three-month periods ended March 31, 2005. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                   For the nine months ended  For the three months ended
                                             March 31,               March 31,
                                           2006        2005        2006        2005

Weighted-average common shares
  outstanding (basic)                 1,169,803   1,150,631   1,179,091   1,160,163
Dilutive effect of assumed exercise
  of stock options                       24,492      21,372      27,353      23,810
                                      ---------   ---------   ---------   ---------
Weighted-average common shares
  outstanding (diluted)               1,194,295   1,172,003   1,206,444   1,183,973
                                      =========   =========   =========   =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provides for grants of options to purchase 169,838 authorized but unissued common shares.

The Corporation accounts for the Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permits entities to continue to account for stock options and similar equity

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2006 and 2005


4. Stock Option Plan (continued)
   -----------------

instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continue to account for stock options using APB Opinion No. 25 are required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied. Such disclosures are not included herein due to materiality.

The fair value of each option grant is estimated on the date of grant using the modified Black-Scholes options-pricing model with the following assumptions used for grants in fiscal 2004: dividend yield of 3.0%; expected volatility of 38.2%; risk-free interest rates of 4.3% and an expected life of ten years for all grants.

A summary of the status of the Corporation's stock option plan as of March 31, 2006 and June 30, 2005 and 2004, and changes during the periods then ended are presented below:

                                             March 31,                          June 30,
                                               2006                  2005                   2004
                                                 Weighted-              Weighted-              Weighted-
                                                   average                average                average
                                                  exercise               exercise               exercise
                                        Shares       price     Shares       price     Shares       price
Outstanding at beginning of period      60,618    $  10.17     89,998    $   9.84    115,183    $   9.47
Granted                                     --          --         --          --      4,500       14.87
Exercised                               (5,997)      10.71    (29,305)       9.15    (28,365)       9.15
Forfeited                                   --          --        (75)      12.48     (1,320)       9.54
                                      --------    --------   --------    --------   --------    --------

Outstanding at end of period            54,621    $  10.11     60,618    $  10.17     89,998    $   9.84
                                      ========    ========   ========    ========   ========    ========

Options exercisable at period-end       44,563    $   9.63     46,831    $   9.66     68,755    $   9.33
                                      ========    ========   ========    ========   ========    ========
Weighted-average fair value of
  options granted during the period                    N/A                    N/A               $   4.36
                                                  ========               ========               ========

The following information applies to options outstanding at March 31, 2006:

Number outstanding                                                                                43,621
Range of exercise prices                                                                    $8.38-$10.10
Number outstanding                                                                                11,000
Range of exercise prices                                                                   $12.00-$14.88
Weighted-average exercise price                                                                   $10.11
Weighted-average remaining contractual life in years                                          3.94 years

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition beginning in the first annual period beginning after December 15, 2005, or July 1, 2006 as to the Corporation. To the extent options are granted or vest after June 30, 2006, expense will be recognized based on the fair value of such shares on the grant date.

                            FFD Financial Corporation

       For the nine- and three-month periods ended March 31, 2006 and 2005


5. Recent Accounting Developments
   ------------------------------

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments - an amendment of FASB Statements No. 133 and 140," to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities," to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

   o Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;
   o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;
   o Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation's financial position or results of operations.

                            FFD Financial Corporation

           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

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

Critical Accounting Policies
----------------------------

There have been no material changes to the critical accounting policies as disclosed in the Corporation's Form 10-KSB for the year ended June 30, 2005.


Discussion of Financial Condition Changes from June 30, 2005 to March 31, 2006
------------------------------------------------------------------------------

The Corporation's total assets at March 31, 2006, were $155.8 million, a $7.2 million, or 4.8%, increase over the total at June 30, 2005, funded primarily through deposit growth.

Cash and cash equivalents totaled $7.4 million at March 31, 2006, a decrease of $349,000, or 4.5%, from the total at June 30, 2005. Investment securities totaled $3.4 million at March 31, 2006, a $72,000, or 2.1%, decrease from the total at June 30, 2005, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $637,000 at March 31, 2006, a $83,000, or 11.5%, decrease compared to the total at June 30, 2005, which resulted from principal repayments and a $1,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable, including loans held for sale, totaled $139.2 million at March 31, 2006, an increase of $7.7 million, or 5.9%, from the June 30, 2005 total. Loan disbursements during the period totaling $57.5 million were partially offset by principal repayments of $38.8 million, loans sold in the secondary market of $8.5 million and loans sold to other financial institutions of $2.3 million. During the nine-month period ended March 31, 2006, loan originations were comprised of $29.9 million of one- to four-family residential real estate loans, $6.2 million of commercial loans, $17.5 million of nonresidential real estate loans, $800,000 of multi-family residential real estate loans and $3.1 million of consumer loans. Nonresidential real estate, multi-family residential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $733,000 at March 31, 2006, a decrease of $33,000, or 4.3%, from the June 30, 2005 balance of $766,000, and represented 52% and .57% of total loans at each of those respective dates. The decrease resulted from $148,000 of charge offs, which were partially offset by an addition of $115,000 to the allowance. At March 31, 2006, the allowance was comprised solely of a general allowance. The Bank's impaired and nonperforming loans totaled $1.1 million at March 31, 2006, a 6.0% decrease from the June 30, 2005 total of $1.2 million. Although management believes that the allowance for loan losses at March 31, 2006, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                            FFD Financial Corporation

Discussion of Financial  Condition  Changes from June 30, 2005 to March 31, 2006
--------------------------------------------------------------------------------
(continued)

Deposits totaled $121.4 million at March 31, 2006, a $9.9 million, or 8.9%, increase from total deposits at June 30, 2005. FHLB advances totaled $14.6 million at March 31, 2006, a $3.3 million, or 18.4%, decrease from the June 30, 2005 total, due to repayments funded by deposit growth.

Shareholders' equity totaled $18.0 million at March 31, 2006, an increase of $611,000, or 3.5%, over June 30, 2005. The increase was due primarily to period net earnings of $878,000 and amortization of stock benefit plans totaling $197,000, which were partially offset by unrealized losses on securities designated as available for sale of $47,000 and dividends paid of $417,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision and at March 31, 2006, the Bank's regulatory capital exceeded the minimum capital requirements.


Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006
--------------------------------------------------------------------------------
and 2005
--------

General
-------

The Corporation's net earnings totaled $878,000 for the nine months ended March 31, 2006, an increase of $246,000, or 38.9%, from the net earnings of $632,000 recorded in the comparable period in 2005. The increase in net earnings resulted from an increase of $948,000, or 28.6%, in net interest income, which was partially offset by increases of $435,000, or 15.6% in general, administrative and other expenses, $130,000 in federal income taxes, $104,000 in the provision for losses on loans, and a $33,000, or 7.4%, decrease in other operating income.

Net Interest Income
-------------------

Total interest income increased by $1.8 million, or 35.4%, to $6.9 million for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. Interest income on loans increased by $1.7 million, or 35.3%, due to an increase of $17.0 million, or 14.4%, in the average loan portfolio balance outstanding and a 99 basis point increase in yield. Interest income on mortgage-backed securities decreased by $1,000, or 3.6%, due to a $204,000, or 23.1%, decrease in the average balance outstanding, which was partially offset by a 98 basis point increase in yield. Interest income on investment securities, interest-bearing deposits and other increased by $112,000, or 42.3%, to a total of $377,000 for the nine months ended March 31, 2006, due to a 183 basis point increase in the yield, which was partially offset by a $1.5 million, or 12.5%, decrease in the average balance outstanding.

Total interest expense increased by $862,000, or 48.0%, to $2.7 million for the nine months ended March 31, 2006, compared to the nine months ended March 31, 2005. Interest expense on deposits increased by $679,000, or 49.5%, due to a 63 basis point increase in the average cost of deposits to 2.33% for the 2006 period, and a $9.8 million, or 9.1%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $183,000, or 43.1%, due to an increase of $5.3 million, or 41.5%, in the average balance of advances outstanding and a 5 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $948,000, or 28.6%, for the nine months ended March 31, 2006, compared to the same period in 2005. The interest rate spread was 3.68% and 3.20%, and the net interest margin totaled 3.88% and 3.37%, for the nine-month periods ended March 31, 2006 and 2005, respectively. The increase in both the interest rate spread and the net interest margin for the nine months ended March 31, 2006 was due to the Corporation's asset sensitive balance sheet in the rising interest rate environment.

                            FFD Financial Corporation

Comparison of Operating Results for the Nine-Month  Periods Ended March 31, 2006
--------------------------------------------------------------------------------
and 2005 (continued)
--------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $115,000 provision for losses on loans during the nine months ended March 31, 2006, and a $11,000 provision for the comparable quarter in 2005. The increase in the allowance for losses on loans was primarily due to growth in the loan portfolio, an increase in commercial loans, loan charge offs, and an increase related to management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming and impaired assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $410,000 for the nine months ended March 31, 2006, a decrease of $33,000, or 7.4%, from the 2005 total. The decrease was due to decreases of $36,000, or 18.7%, in the gain on sale of loans, and $13,000, or 5.2%, in other operating income, which were partially offset by the receipt of $16,000 in holdback proceeds from the previously reported gain on redemption of Intrieve, Incorporated stock from its acquisition by Harland Financial Solutions, Inc.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.2 million for the nine months ended March 31, 2006, an increase of $435,000, or 15.6%, compared to the same period in 2005. The increase in general, administrative and other expense includes increases of $219,000, or 26.4%, in other operating, $176,000, or 13.6%, in employee compensation and benefits, $18,000, or 6.3%, in occupancy and equipment, $17,000, or 7.7%, in data processing, and $5,000, or 3.2% in franchise tax. The increase in other operating expense was primarily attributable to costs related to the Corporation's growth year to year, as well as discretionary increases in advertising and legal costs associated with terminating the going private transaction. The increase in employee compensation was due to normal merit increases, bonus compensation and additional staffing.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $455,000 for the nine months ended March 31, 2006, an increase of $130,000, or 40.0%, over the same period in 2005. The increase resulted from a $376,000, or 39.3%, increase in earnings before taxes. The Corporation's effective tax rates were 34.1% and 34.0% for the nine months ended March 31, 2006 and 2005, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006
--------------------------------------------------------------------------------
and 2005
--------

General
-------

The Corporation's net earnings totaled $278,000 for the three months ended March 31, 2006, an increase of $20,000, or 7.8%, from the net earnings of $258,000 recorded in the comparable period in 2005. The increase in net earnings resulted from an increase of $312,000, or 26.2%, in net interest income, which was partially offset by a decrease of $52,000, or 41.6%, in other operating income, and increases of $194,000, or 21.1%, in general, administrative and other expenses, $33,000 in the provision for losses on loans, and $13,000 in federal income taxes.

                            FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006
--------------------------------------------------------------------------------
and 2005 (continued)
--------

Net Interest Income
-------------------

Total interest income increased by $608,000, or 33.6%, to $2.4 million for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Interest income on loans increased by $565,000, or 33.1%, due to increases of $15.5 million, or 12.8%, in the average loan portfolio balance outstanding and a 102 basis point increase in yield. Interest income on mortgage-backed securities increased by $1,000, or 11.1% due to a 78 basis point increase in yield, which was offset by a decrease of $150,000, or 18.8%, in the average balance outstanding. Interest income on investment securities, interest-bearing deposits and other increased by $42,000, or 44.7%, to a total of $136,000 for the three months ended March 31, 2006, due to a 163 basis point increase in yield, which was partially offset by a $493,000, or 4.3%, decrease in the average balance outstanding.

Total interest expense increased by $296,000, or 48.1%, to $912,000 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005. Interest expense on deposits increased by $268,000, or 56.2%, due to a 69 basis point increase in the average cost of deposits to 2.43% for the 2006 quarter and a $12.8 million, or 11.6%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $28,000, or 20.1%, due to an increase of $2.1 million, or 17.0%, in the average balance of advances outstanding, and a 11 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $312,000, or 26.2%, for the three months ended March 31, 2006, compared to the same period in 2005. The interest rate spread was 3.87% and 3.42%, and the net interest margin was 4.07% and 3.58%, for the three-month periods ended March 31, 2006 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $40,000 provision for losses on loans during the three months ended March 31, 2006, and a $7,000 provision for the comparable quarter in 2005. The increase in the allowance for losses on loans was primarily due to the growth in the loan portfolio, loan charge offs, and an increase related to management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $73,000 for the three months ended March 31, 2006, a decrease of $52,000, or 41.6%, from the 2005 total. The decrease was due to a decrease of $67,000, or 68.4%, in gain on sale of loans, which was partially offset by an increase of $15,000, or 55.6%, in other operating.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended March 31, 2006, an increase of $194,000, or 21.1%, compared to the same period in 2005. The increase in general, administrative and other expense includes increases of $128,000, or 30.5%, in employee compensation and benefits, $50,000, or 18.5%, in other operating, $13,000, or 16.7%, in data processing, and $3,000, or 5.7%, in franchise tax. The increases in general, administrative and other expenses for the 2006 quarter generally reflect the Corporation's growth year over year. The increase in employee compensation was due to normal merit increases, bonus compensation and additional staffing.

                            FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006
--------------------------------------------------------------------------------
and 2005 (continued)
--------

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $145,000 for the three months ended March 31, 2006, an increase of $13,000, or 9.8%, over the same period in 2005. The increase resulted from a $33,000, or 8.5%, increase in earnings before taxes. The Corporation's effective tax rates were 34.3%, and a 33.8% for the three months ended March 31, 2006 and 2005, respectively.

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

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits
         --------

                     31.1     Section 302 Chief Executive Officer certification
                     31.2     Section 302 Chief Financial Officer certification
                     32.1     Section 906 Chief Executive Officer certification
                     32.2     Section 906 Chief Financial Officer certification

                            FFD Financial Corporation

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         FFD FINANCIAL CORPORATION




Date:    May 15, 2006                    By:  /s/Trent B. Troyer
       -------------------------              -----------------------------------------------
                                              Trent B. Troyer
                                              President and Chief Executive Officer





Date:    May 15, 2006                    By:  /s/Robert R. Gerber
       -------------------------              -----------------------------------------------
                                              Robert R. Gerber
                                              Vice President, Treasurer and Chief Financial Officer