Form 10KSB
period 2006-06-30
FFD FINANCIAL CORP/OH
filed 2006-09-28
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

       For the transition period from ______________ to ________________

                        Commission file number: 0-27916

                           FFD FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              Ohio                                      34-1921148
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation of organization)

                  321 North Wooster Avenue, Dover, Ohio 44622
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number:  (330) 364-7777
                                             ------------------

         Securities registered under Section 12(b) of the Exchange Act:

         Common Shares, without par value        NASDAQ Capital Market
         --------------------------------        ---------------------
               (Title of each class)             (Name of each exchange
                                                  on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes    No X
                                               ---   ---

      The issuer's revenues for the fiscal year ended June 30, 2006, were $10.1 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the NASDAQ Capital Market, was $15.5 million on September 20, 2006.

      1,212,872 of the issuer's common shares were issued and outstanding on September 20, 2006.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2006. Part III of Form 10-KSB - Portions of the Proxy Statement for the 2006 Annual Meeting of Shareholders.

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

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed its charter to a federal savings bank charter under the name "First Federal Savings Bank of Dover." In August 2001, First Federal adopted its present name. First Federal presently conducts its business from its main office in Dover, Ohio, branches in Dover and New Philadelphia, Ohio and limited service offices in Coshocton and Sugarcreek, Ohio.

      FFD is subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the "OTS") and the United States Securities and Exchange Commission (the "SEC"). First Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the "FDIC"). First Federal's deposits are FDIC insured up to applicable limits.

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

Lending Activities

      General. First Federal's principal lending activities are the origination of real estate loans secured by one- to four-family residential properties, nonresidential real estate loans, and commercial loans in First Federal's primary market area. First Federal also originates loans secured by multifamily properties containing five units or more, construction loans, and various types of consumer loans.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                                At June 30,
                                   --------------------------------------------------------------------
                                           2006                    2005                    2004
                                   --------------------    --------------------    --------------------
                                                Percent                 Percent                 Percent
                                               of total                of total                of total
                                    Amount       loans      Amount       loans      Amount       loans
                                    ------     --------     ------     --------     ------     --------
                                                          (Dollars in thousands)
One- to four-family (1)            $ 64,781       44.4%    $ 61,157       45.4%    $ 56,972       49.0%
Multifamily (1)                      10,120        6.9        9,082        6.7        6,056        5.2
Nonresidential and land (1)          48,337       33.1       42,763       31.8       34,968       30.1
Commercial - secured                 16,408       11.2       16,388       12.2       15,111       13.0
Commercial - unsecured                  273        0.2          279        0.2          269        0.2
Consumer                              5,969        4.1        4,896        3.6        2,769        2.4
Deferred loan origination costs         153        0.1          139        0.1          138        0.1
                                   --------      -----     --------      -----     --------      -----
    Total loans                     146,041      100.0%     134,704      100.0%     116,283      100.0%
                                                 =====                   =====                   =====
Less:
Undisbursed portion of loans
 in process                           1,647                   2,770                   1,216
Allowance for loan losses               752                     766                     779
                                   --------                --------                --------

    Loans receivable, net          $143,642                $131,168                $114,288
                                   ========                ========                ========

--------------------
(1)   Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2006, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less. Applicable deferred loan origination costs are included in the amounts presented.

                                Due during the year ending     Due 4-5    Due 6-10    Due 11-or more
                                         June 30,               years      years           years
                              -----------------------------     after      after           after
                               2007       2008       2009      6/30/06    6/30/06         6/30/06         Total
                              -------    -------    -------    -------    --------    --------------    --------
                                                                (In thousands)
Residential real estate(1)    $10,347    $ 3,772    $ 4,041    $ 8,968     $28,652        $19,208       $ 74,988
Nonresidential and land         2,994      3,216      3,454      7,695      24,818          6,183         48,360
Commercial loans                6,779      7,323      2,622          -           -              -         16,724
Consumer loans                  1,935      1,493      1,624        917           -              -          5,969
                              -------    -------    -------    -------     -------        -------       --------
    Total loans               $22,055    $15,804    $11,741    $17,580     $53,470        $25,391       $146,041
                              =======    =======    =======    =======     =======        =======       ========

--------------------
(1)   Includes one- to four-family and multifamily loans.

      The following table sets forth the dollar amount of all loans due after June 30, 2007 which have fixed interest rates and which have floating or adjustable interest rates:

                                              Due after June 30, 2007
                                              -----------------------
                                                   (In thousands)

         Fixed rate of interest                       $ 19,540
         Adjustable rate of interest                   104,446
                                                      --------
                                                      $123,986
                                                      ========

      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in its primary market area. First Federal also originates home equity loans secured by mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $64.8 million, or 44.4% of total loans, at June 30, 2006.

      First Federal offers adjustable-rate mortgage loans ("ARMs") for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years, although most of First Federal's ARMs are one-year. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. Some of First Federal's ARMs have a maximum adjustment of 6% over the term of the loan.

      Adjustable-rate mortgage loans decrease First Federal's interest rate risk but involve other risks, primarily credit risk, because as interest rates rise, the payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. First Federal believes that these risks have not had a material adverse effect to date.

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

      OTS regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate and improvements (the "Loan-to-Value Ratio" or "LTV") at the time of loan origination. Most of First Federal's one- to four-family loans have a LTV of 80% or less, although First Federal will make first mortgage loans on one- to four-family residences with LTVs up to 89%. First Federal also has an affordable housing loan program under which it originates a small number of variable-rate loans with LTVs of up to 95%.

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Typically, home equity lines of credit, when added to any prior indebtedness secured by the real estate, do not exceed 89% of the estimated value of the real estate. First Federal also originates a small number of home equity lines of credit up to 95% for borrowers with high credit ratings. Premier lines of credit to certain high net worth borrowers are made for amounts which may exceed the estimated value of the real estate. First Federal's home equity loans have terms of up to 15 years. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2006, First Federal's one- to four-family residential real estate loan portfolio included $15.4 million in home equity loans.

      Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of these loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

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

      At June 30, 2006, loans secured by multifamily properties totaled approximately $10.1 million, or 6.9% of total loans.

      Nonresidential Real Estate and Land Loans. First Federal makes loans secured by nonresidential real estate such as retail stores, office buildings and other commercial properties, with terms of up to 20 years and a maximum LTV of 85%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 80%.

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions, and/or on the successful operation of income-producing properties. If, for example, leases are not obtained or renewed, the cash flow on the property may be reduced and the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property, personal guarantees and appraisals supporting the property's valuation.

      First Federal also originates loans for the construction of nonresidential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms up to 20 years and generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.

      At June 30, 2006, First Federal had a total of $48.3 million, or 33.1% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2006, nonresidential mortgage and land loans totaled 273% of First Federal's capital.

      Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by inventory, accounts receivable, machinery, personal guarantees or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of not more than 85% and have adjustable interest rates with terms up to 10 years.

      Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by general economic conditions.

      At June 30, 2006, First Federal had approximately $16.7 million, or 11.4% of total loans, invested in commercial loans. OTS regulations limit the amount of First Federal's commercial loans to 20% of First Federal's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2006, First Federal complied with this limit.

      Consumer Loans. First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts, motor vehicles and boats. Consumer loans are made at fixed or adjustable rates of interest. Unsecured loans are made with terms of up to two years. Motor vehicle loans are made with terms of up to five and a half years. Consumer loans may entail greater credit risk than residential mortgage loans. The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions, and often the underlying collateral, such as a vehicle, declines in value over time.

      At June 30, 2006, approximately $6.0 million, or 4.1% of First Federal's total loans were invested in consumer loans.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, newspaper, television, and radio advertisements, solicitations by First Federal's lending staff, automobile and boat dealers, word of mouth and walk-in customers.

      Loan applications for real estate loans are taken by First Federal's loan personnel. First Federal typically obtains a credit report, verification of income and other documentation concerning the creditworthiness of the borrower. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with First Federal's underwriting guidelines.

      Loan applications for non-residential real estate loans are taken by First Federal's loan personnel. First Federal typically obtains information from the business entity and any guarantors that will include, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with First Federal's underwriting guidelines.

      Under First Federal's current loan guidelines, if a residential or nonresidential real estate loan application is approved, First Federal usually obtains title insurance on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney's opinion for single-family loans. First Federal requires borrowers to carry satisfactory fire and casualty insurance and, if applicable, flood insurance, and to name First Federal as an insured mortgagee.

      Loan applications for commercial loans are taken by First Federal's loan personnel. First Federal typically obtains information from the business entity and any guarantors that will include, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. Documentation, an appraisal or an evaluation of the fair market value of the collateral which will be given as security for the loan is typically obtained. This can take the form of officer loan inspection, book value, aging schedules, borrowing base reports, or appraisals prepared by a staff appraiser or an industry field expert or dealer. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is submitted for review in accordance with First Federal's underwriting guidelines.

      Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to Freddie Mac, and First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2006, First Federal sold approximately $11.0 million in loans to Freddie Mac and sold approximately $3.5 million in nonresidential loans to other financial institutions.

      The following table presents the activity in First Federal's loan portfolio for the periods indicated. First Federal occasionally purchases participation interests in loans originated by other financial institutions. During 2006, 2005, and 2004 loans originated include $2.0 million, $340,000 and $1.2 million, respectively, in nonresidential real estate loans purchased from other financial institutions.

                                                       Year ended June 30,
                                                ---------------------------------
                                                 2006         2005         2004
                                                -------      -------      -------
                                                          (In thousands)

Loans originated:
  One- to four-family                           $38,312      $32,771      $36,182
  Construction                                    5,872        7,445        3,700
  Nonresidential and land                        17,340       16,898       11,589
  Commercial                                     10,721        4,799       16,744
  Consumer                                        4,651        4,665        1,626
                                                -------      -------      -------
    Total loans originated                       76,896       66,578       69,841

Principal repayments                             49,200       36,188       41,633
Loans sold                                       14,422       13,343       29,752
Increase (decrease) in other items, net (1)       (211)          (59)          83
                                                -------      -------      -------
Net increase (decrease) in loans receivable     $13,063      $16,988      $(1,461)
                                                =======      =======      =======

--------------------
(1)   Other items consist of amortization of deferred loan origination costs, the provision for losses on loans, transfers to real estate acquired through foreclosure, and the recognition and amortization of mortgage servicing rights.

      OTS regulations limit the aggregate amount that a savings association may lend to any one borrower to 15% of the association's total capital for risk-based capital purposes plus, any loan loss reserves not already included in total capital (the "Lending Limit Capital"). A savings association may loan to one borrower an additional amount not to exceed 10% of the association's Lending Limit Capital if the additional amount is fully secured by certain forms of "readily marketable collateral." Real estate is not considered "readily marketable collateral." In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

      Based on the 15% limit, First Federal was able to lend approximately $2.8 million to one borrower at June 30, 2006. The largest amount First Federal had outstanding to one borrower at June 30, 2006, was $2.2 million.

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

      Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the payment amount after 15 days for fixed-rate and ARM loans and 30 days for some older ARMs. When a loan is 30 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal may contact the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection, unless the Board of Directors authorizes appropriate alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure or collection proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency.

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral, it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2006.

      The following table reflects the amount of delinquent loans as of the dates indicated:

                                    June 30, 2006                   June 30, 2005                   June 30, 2004
                            ----------------------------    ----------------------------    ----------------------------
                                                Percent                         Percent                         Percent
                                                of total                        of total                        of total
                            Number    Amount     loans      Number    Amount     loans      Number    Amount     loans
                            ------    ------    --------    ------    ------    --------    ------    ------    -------
                                                                (Dollars in thousands)

Loans delinquent for:
  30 - 59 days                22      $  368       .25%       13      $  210      0.16%        6      $  157      0.13%
  60 - 89 days                14         506       .35%       15         484      0.36%       11         474      0.41%
  90 days and over            17         492       .34%       16         685      0.51%       14         741      0.64%
                              --      ------       ----       --      ------      ----        --      ------      ----
Total delinquent loans        53      $1,366      0.94%       44      $1,379      1.03%       31      $1,372      1.18%
                              ==      ======      ====        ==      ======      ====        ==      ======      ====

      Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal stops accruing interest on real estate loans that are delinquent 90 days or more. Interest accrual may stop before a loan is 90 days delinquent if, in the opinion of management, the collateral value is not adequate to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when, in management's judgment, the collection of interest contractually past due is unlikely.

      The following table sets forth information with respect to First Federal's nonaccruing, impaired and nonperforming loans and nonperforming assets at the dates indicated.

                                                        At June 30,
                                               ----------------------------
                                                2006       2005       2004
                                               ------     ------     ------
                                                  (Dollars in thousands)

Impaired nonperforming loans                   $  108     $  440     $  370
Impaired performing loans                         780        533        404
                                               ------     ------     ------

    Total impaired loans                          888        973        774

Other nonperforming loans                         383        243        370
                                               ------     ------     ------

    Total nonperforming and impaired loans      1,271      1,216      1,144

Real estate acquired through foreclosure            -          -          -
                                               ------     ------     ------

    Total nonperforming and impaired assets    $1,271     $1,216     $1,144
                                               ======     ======     ======

Total nonperforming and impaired loans
 as a percent of total loans                     0.86%      0.90%      0.98%

Allowance for loan losses as a percent
 of nonperforming and impaired loans            59.17%     62.99%     68.09%

Total nonperforming and impaired assets
 to total assets                                 0.79%      0.82%      0.84%

      For the year ended June 30, 2006, interest income of $46,000 would have been recorded on nonaccruing loans had they been accruing pursuant to contractual terms. No interest income was recorded on such loans during the year.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. OTS regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2006, First Federal had $3.1 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                               At June 30,
                                      ----------------------------
                                       2006        2005       2004
                                      ------      ------      ----
                                             (In thousands)
          Classified assets:
            Substandard               $  993      $1,041      $415
            Doubtful                     184         108       534
                                      ------      ------      ----
            Total                     $1,177      $1,149      $949
                                      ======      ======      ====

      Federal examiners are authorized to classify an association's assets. If the association does not agree with an examiner's classification of an asset, it may appeal the determination to the OTS Regional Director. First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

      Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, loan charge-offs, current and anticipated economic conditions in First Federal's primary lending area, past loss experience and possible losses arising from specific problem assets.

      The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's primary lending area of Tuscarawas and contiguous counties in Ohio which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a historically low charge-off rate. Substantially all of First Federal's other real estate loans are also secured by properties in First Federal's primary lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years. A small portion of First Federal's total loans consists of consumer loans. Some of these loans are unsecured and others are secured by collateral that declines in value, which entails a higher degree of risk than real estate loans.

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

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                  Year ended June 30,
                                              ---------------------------
                                               2006       2005       2004
                                              -----       ----       ----
                                                 (Dollars in thousands)

      Balance at beginning of period          $ 766       $779       $818
      Charge-offs - net                        (174)       (24)       (64)
      Provision for losses on loans             160         11         25
                                              -----       ----       ----
      Balance at end of period                $ 752       $766       $779
                                              =====       ====       ====

      Ratio of net charge-offs to average
       loans outstanding during the period     0.13%      0.02%      0.06%

      Ratio of allowance for loan losses
       to total loans                          0.51%      0.57%      0.67%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                               At June 30,
                         ---------------------------------------------------------------------------------------
                                    2006                           2005                           2004
                         -------------------------      -------------------------      -------------------------
                                      Percent of                     Percent of                     Percent of
                                     loans in each                  loans in each                  loans in each
                                      category to                    category to                    category to
                         Amount       total loans       Amount       total loans       Amount       total loans
                         ------      -------------      ------      -------------      ------      -------------
                                                          (Dollars in thousands)

Balance at year end
 applicable to:
  Real estate loans       $285            84.5%          $205            84.0%          $124            84.4%
  Commercial loans         463            11.4            557            12.4            648            13.2
  Consumer loans             4             4.1              4             3.6              7             2.4
                          ----           -----           ----           -----           ----           -----
    Total                 $752           100.0%          $766           100.0%          $779           100.0%
                          ====           =====           ====           =====           ====           =====

      Because the loan loss allowance is based on estimates, it is monitored quarterly and adjusted as necessary.

Investment Activities

      First Federal is permitted to invest in certain commercial paper, corporate debt securities rated in one of the four highest rating categories by one or more nationally recognized statistical rating organizations, and other investments permitted by federal regulations.

      First Federal maintains a portfolio of mortgage-backed securities in the form of Freddie Mac, Ginnie Mae and Fannie Mae participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. Freddie Mac, Ginnie Mae and Fannie Mae securities are guaranteed by the issuing agency as to principal and interest. Although mortgage-backed securities generally yield less than individual loans originated by First Federal, management believes they are a prudent investment alternative, especially at times when loan origination levels are low.

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                         At June 30,
                           -------------------------------------------------------------------------------------------------------
                                         2006                               2005                               2004
                           ---------------------------------  ---------------------------------  ---------------------------------
                           Amortized  % of    Market  % of    Amortized  % of    Market  % of    Amortized  % of    Market  % of
                             cost     total   Value   total     cost     total   value   total     cost     total   value   total
                           ---------  -----   ------  -----   ---------  -----   ------  -----   ---------  -----   ------  -----
                                                                   (Dollars in thousands)

Investment securities
 designated as available
 for sale:
  U.S. Government and
   agency obligations       $3,500     86.2%  $3,353   85.6%   $3,500     82.9%  $3,485   82.8%   $4,499     81.4%  $4,402   80.9%
                            ------    -----   ------  -----    ------    -----   ------  -----    ------    -----   ------  -----

Mortgage-backed securities
 designated as held to
 maturity                      130      3.2      131    3.4       220      5.2      225    5.3       395      7.2      411    7.5
Mortgage-backed securities
 designated as available
 for sale                      429     10.6      431   11.0       500     11.9      500   11.9       632     11.4      630   11.6
                            ------    -----   ------  -----    ------    -----   ------  -----    ------    -----   ------  -----
  Total mortgage-backed
   securities                  559     13.8      562   14.4       720     17.1      725   17.2     1,027     18.6    1,041   19.1
                            ------    -----   ------  -----    ------    -----   ------  -----    ------    -----   ------  -----
  Total investment
   securities and
   mortgage-backed
   securities               $4,059    100.0%  $3,915  100.0%   $4,220    100.0%  $4,210  100.0%   $5,526    100.0%  $5,443  100.0%
                            ======    =====   ======  =====    ======    =====   ======  =====    ======    =====   ======  =====

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2006, are indicated in the following table:

                                        After one year        After five          After ten
                  Less than one year  through five years  through ten years         years                      Total
                  ------------------  ------------------  ------------------  ------------------  --------------------------------
                  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Average  Amortized  Market    Weighted-
                    Cost      yield     cost      yield     cost      yield     cost      yield     cost     value   average yield
                  ---------  -------  ---------  -------  ---------  -------  ---------  -------  ---------  ------  -------------
                                                               (Dollars in thousands)

U.S. Government
 and agency
 obligations         $ -         -%      $ -         -%    $2,500      4.2%    $1,000     5.00%    $3,500    $3,353      4.43%
Mortgage-backed
 securities           10      7.03        21      8.54         11    12.92        517     5.93        559       562      6.18
                     ---      ----       ---      ----     ------    -----     ------     ----     ------    ------      ----

                     $10      7.03%      $21      8.54%    $2,511     4.24%    $1,517     5.32%    $4,059    $3,915      4.67%
                     ===      ====       ===      ====     ======    =====     ======     ====     ======    ======      ====

Deposits and Borrowings

      Deposits. Deposits have traditionally been First Federal's primary source of funds for use in lending and other investment activities. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, passbook savings accounts, individual retirement accounts ("IRAs") and certificate of deposit ("CDs") accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by First Federal's management based on First Federal's liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits. First Federal's lending activities have also contributed to deposit growth due to the banks focus on developing relationships with commercial borrowers.

      At June 30, 2006, First Federal's CDs totaled $62.3 million, or 51.1% of total deposits. Of this amount, approximately $33.2 million mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these CDs will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                      At June 30,
                                        -------------------------------------------------------------------------
                                                2006                      2005                      2004
                                        ---------------------     ---------------------     ---------------------
                                                     Percent                   Percent                   Percent
                                                     of total                  of total                  of total
                                         Amount      deposits      Amount      deposits      Amount      deposits
                                         ------      --------      ------      --------      ------      --------
                                                                 (Dollars in thousands)

Transaction accounts:
  Demand deposit accounts               $ 10,114        8.3%       $  9,386       8.4%       $ 10,805      10.3%
  NOW and money market accounts (1)       16,546       13.5          13,998      12.6          12,888      12.2
  Passbook savings accounts (2)           32,987       27.1          32,253      28.9          33,526      31.8
                                        --------      -----        --------     -----        --------     -----

  Total transaction accounts              59,647       48.9          55,637      49.9          57,219      54.3

CDs:
   .50 - 1.00%                          $      -          -             493       0.4           1,807       1.7
  1.01 - 2.00%                             1,119        0.9           5,762       5.2          14,691      13.9
  2.01 - 4.00%                            25,535       20.6          35,409      31.8          18,014      17.1
  4.01 - 6.00%                            35,618       29.5          14,194      12.7          13,715      13.0
                                        --------      -----        --------     -----        --------     -----
    Total CDs (3)                         62,272       51.1          55,858      50.1          48,227      45.7
                                        --------      -----        --------     -----        --------     -----

    Total deposits                      $121,919      100.0%       $111,495     100.0%       $105,446     100.0%
                                        ========      =====        ========     =====        ========     =====


--------------------
(1)   The weighted-average interest rates on NOW and money market accounts were
      .84% at June 30, 2006, .38% at June 30, 2005 and 0.17% at June 30, 2004.

(2) The weighted-average interest rates on passbook accounts were 1.16% at June 30, 2006, 1.14% at June 30, 2005 and 0.84% at June 30, 2004.

(3) The weighted-average rates on all CDs were 4.03% at June 30, 2006, 3.30% at June 30, 2005 and 2.98% at June 30, 2004.

      The following table shows rate and maturity information for First Federal's CDs at June 30, 2006:

                                              Amount Due
                            ------------------------------------------------
                                          Over          Over
                             Up to      1 year to     3 years to
      Rate                  1 year       3 years       5 years        Total
      ----                  ------      ---------     ----------      -----
                                             (In thousands)

      1.01 - 2.00%            1,109          10              -         1,119
      2.01 - 4.00%           18,992       6,303            240        25,535
      4.01 - 6.00%           13,099      20,919          1,600        35,618
                            -------     -------         ------       -------

        Total               $33,200     $27,232         $1,840       $62,272
                            =======     =======         ======       =======


      The following table presents the amount of First Federal's CDs of $100,000 or more by the time remaining until maturity at June 30, 2006:

          Maturity                                     Amount
          --------                                     ------
                                                   (In thousands)

          Three months or less                        $  2,444
          Over 3 months to 6 months                      3,007
          Over 6 months to 12 months                     3,599
          Over 12 months                                 7,374
                                                       -------

              Total                                    $16,424
                                                       =======

      The following table sets forth First Federal's deposit account balance activity for the periods indicated:


                                                 Year ended June 30,
                                        -------------------------------------
                                           2006          2005          2004
                                           ----          ----          ----
                                                (Dollars in thousands)

Beginning balance                       $ 111,495     $ 105,446     $ 104,351

Deposits                                  771,645       754,921       972,191
Withdrawals                              (763,590)     (750,420)     (972,653)
                                        ---------     ---------     ---------
Net increase (decrease) in deposits
 before interest credited                   8,055         4,501          (462)
Interest credited                           2,369         1,548         1,557
                                        ---------     ---------     ---------
Ending balance                          $ 121,919     $ 111,495      $ 105,446
                                        =========     =========      =========

Net increase                            $  10,424     $   6,049      $   1,095
                                        =========     =========      =========

Percent increase                              9.4%          5.7%           1.1%
                                              ===           ===            ===

      Borrowings. First Federal's primary alternative source of funds is FHLB advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and 5% of its advances from the FHLB. First Federal complied with this requirement at June 30, 2006, with an investment in stock of the FHLB of Cincinnati of $2.3 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2006, First Federal had $18.4 million of outstanding FHLB advances. First Federal had no other borrowings during the last three fiscal years.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                   At June 30,
                                        ---------------------------------
                                         2006         2005         2004
                                         ----         ----         ----
                                              (Dollars in thousands)

FHLB advances                           $18,428      $17,880      $12,669
Weighted-average interest rate             5.22%        4.32%        4.50%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                               Year ended June 30,
                                        ---------------------------------
                                         2006         2005         2004
                                         ----         ----         ----
                                              (Dollars in thousands)

Maximum balance                         $23,018      $17,938      $15,387
Average balance                         $17,683      $13,882      $14,588
Weighted-average interest rate             4.55%        4.35%        4.03%

      FFD entered into a Business Loan Agreement (the "Line of Credit") on March 20, 2006, with The Huntington National Bank permitting borrowings by FFD up to an aggregate principal amount of $2,500,000. At June 30, 2006 and during the fiscal year then ended, FFD had no borrowings under this Line of Credit or prior lines of credit.

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

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). DSC was originally incorporated for the primary purpose of holding shares in First Federal's data processing provider, Intrieve, Incorporated ("Intrieve"). In April 2005, Intrieve was acquired by Harland Financial Solutions, Inc. As a result, DSC received cash of approximately $344,000 for its Intrieve shares. An additional $34,000 in holdback proceeds were received in fiscal 2006. The proceeds from the sale of Intrieve shares are held by DSC in a savings account in First Federal, which is DSC's only asset. The net book value of First Federal's investment in DSC at June 30, 2006, was approximately $255,000.

Personnel

      At June 30, 2006, First Federal had 44 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of First Federal's employees is represented by a collective bargaining unit.

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

Office of Thrift Supervision Regulations

      General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations that have FDIC insured deposits. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. Under certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

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

      Regulatory Capital Requirements. OTS regulations require First Federal to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets, except for associations with the highest examination rating and acceptable levels of risk, and risk-based capital equal to 8% of risk-weighted assets. At June 30, 2006, First Federal exceeded these requirements with tangible capital of 10.9%, core capital of 10.9% and risk-based capital of 14.6%.

      The OTS has adopted regulations governing prompt corrective action to address capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive operations and limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category if the association is deemed to be engaging in an unsafe or unsound practice or it is deemed to be in an unsafe or unsound condition. An undercapitalized association is subject to increased monitoring and asset growth restrictions and is required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Except under limited circumstances, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level. First Federal's capital at June 30, 2006, met the standards for the highest category, a "well-capitalized" institution.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Capital distributions include payments of cash dividends, repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

      Federal law prohibits a savings association from making a capital distribution if, after the distribution or payment, the association would be undercapitalized. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on average during each of four preceding calendar quarters and must provide adequate assurances of performance.

      A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be filed if (i) the proposed distribution would cause the savings association's total distributions for the calendar year to exceed its net income for that year to date plus its retained net income for the preceding two years; (ii) the savings association will not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a notice with the OTS.

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by a FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2006, First Federal was a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal complied with such restrictions at June 30, 2006.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of the institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates up to an amount equal to 20% of the capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes making loans, purchasing assets, accepting securities issued by an affiliate as collateral for an extension of credit to any person, issuing a guarantee and other similar types of transactions. In addition to the limits in Sections 23A and 23B and Regulation W, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal complied with these requirements and restrictions at June 30, 2006.

Federal Deposit Insurance Corporation

      First Federal's deposit accounts are insured by the FDIC up to the prescribed limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

      The FDIC is required to maintain designated levels of reserves and may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for its members, and assessments vary based on the risk the institution poses to the deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $48.3 million (subject to an exemption of up to $7.8 million), and of 10% of net transaction accounts in excess of $48.3 million. At June 30, 2006, First Federal complied with its reserve requirements.

Holding Company Regulation

      As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation of an activity by a holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2006, First Federal qualified as a QTL.

      Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company which is not a subsidiary, without prior OTS approval. Under certain circumstances, a holding company is permitted to acquire, with OTS approval, up to 15% of the previously unissued voting shares of an undercapitalized savings association for cash without such savings association being deemed to be controlled by the holding company. Without prior OTS approval, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such holding company's stock may acquire control of any savings institution, other than a subsidiary institution, or any other savings and loan holding company.

Ohio Corporation Law

      Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, mergers, combinations and certain other sales, distributions, dividends, or other transactions between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an "Interested Shareholder"), for three years following the date on which such person first becomes an Interested Shareholder. Such a transaction is permitted only if, prior to the time the person first becomes an Interested Shareholder, the Board of Directors has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

      After the initial three-year moratorium, such a transaction may not occur unless (1) one of the specified exceptions applies (2) the holders of two-thirds of the voting shares, and a majority of the voting shares not beneficially owned by the Interested Shareholders, approve the transaction at a meeting called for such purpose; or (3) the transaction meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

      Control Share Acquisition Statute. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of shares which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding shares of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (a) the holders of a majority of the outstanding voting shares of the corporation represented at a meeting at which a quorum is present, and (b) a majority of the portion of the outstanding voting shares represented at the meeting, excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation.

Regulation of Acquisitions of Control of FFD and First Federal

      Federal law generally requires regulatory approval of acquisitions at specified levels. Under pertinent federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors exist. If the acquisition of control is by a company, the acquiror must obtain OTS approval of the acquisition. In addition, OTS approval must be obtained for any merger involving FFD or First Federal.

Federal Taxation

      FFD and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and First Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on "alternative minimum taxable income" (which is the sum of a corporation's regular taxable income, with certain adjustments, and tax preference items), less any available exemption. In addition, 75% of the amount by which a corporation's "adjusted current earnings" exceeds its alternative minimum taxable income computed without regard to preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years. The Taxpayer Relief Act of 1997 repealed the alternative maximum tax for certain "small corporations" for tax years beginning after December 31, 1997. Based on First Federal's average gross receipts for the three tax years ending on June 30, 2006, FFD would not qualify as a "small corporation" exempt from the alternative minimum tax.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and the gross income of First Federal for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2006, the pre-1988 reserves of First Federal for tax purposes totaled approximately $1.7 million. See Notes A-8 and H to the Consolidated Financial Statements for additional information.

      In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes." This Interpretation of FASB Statement No. 109, "Accounting for Income Taxes," contains guidance on the recognition and measurement of uncertain tax positions. The Company will be required to recognize the impact of a tax position if it is more likely than not that it will be sustained upon examination, based upon the technical merits of the position. The effective date for application of this Interpretation is for periods beginning after December 15, 2006. The cumulative effect of applying the provisions of this Interpretation must be reported as an adjustment to the opening balance of retained earnings for that fiscal period. FFD is currently evaluating the impact this Interpretation will have on its consolidated financial statements.

      The tax returns of First Federal have been audited or closed without audit through 2003. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on the financial condition of First Federal.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2006.

      First Federal is a "financial institution" for State of Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the taxable book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Item 2.  Description of Property.

      The following table sets forth certain information at June 30, 2006, regarding the properties on which First Federal's main office, branch offices and branches with limited activities are located:

                                     Office           Owned         Date           Lease                Net
Location                              type          or leased     acquired     expiration date       book value
--------                              ----          ---------     --------     ---------------       ----------
                                                                                                   (In thousands)
321 North Wooster Avenue
Dover, Ohio  44622                    Main            Owned         1/96             N/A               $528

224 West High Avenue
New Philadelphia, Ohio 44663         Branch           Owned         11/97            N/A               $287

902 Boulevard
Dover, Ohio  44622                   Branch           Owned         12/01            N/A               $766

406 South 2nd St., Suite 3           Limited
Coshocton, Ohio 43812            Service Office       Leased        3/05            2/07               $  4

1047 W. Main St., Suite C            Limited
Sugarcreek, Ohio 44681           Service Office       Leased        3/05            4/08               $  7

      There are no mortgages or liens on the property owned by First Federal. FFD believes that all office locations are adequately covered by insurance and are in good physical condition. At June 30, 2006, First Federal's office premises and equipment had a total net book value of approximately $2.0 million. For additional information regarding First Federal's office premises and equipment, see Notes A-7 and E of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2006 (the "Annual Report").

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

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters.

      The information contained in the Annual Report under the caption "Market Price of FFD's Common Shares and Related Shareholder Matters" is incorporated herein by reference. At August 31, 2006, FFD had approximately 606 shareholders of record.

      During the quarter ended June 30, 2006, FFD did not issue unregistered shares.

      FFD's Board of Directors has approved the repurchase of up to an aggregate of 61,000 of FFD's common shares pursuant to a repurchase program that was publicly announced on April 15, 2003 (the "Program"), which was subsequently extended in June 2004. FFD has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the quarter ended June 30, 2006. Unless earlier terminated by the Board of Directors, the Program will expire when FFD has repurchased all shares authorized for repurchase under the Program. FFD did not repurchase any shares during the quarter ended June 30, 2006.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The information contained in the Annual Report under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" is incorporated herein by reference.

Item 7.  Financial Statements.

      The Consolidated Financial Statements appearing in the Annual Report, including the report of Grant Thornton LLP dated September 5, 2006, are incorporated herein by reference.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for FFD's 2006 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "Election of Directors and Board Information," "Executive Officers," and "Section 16(a) Beneficial Ownership Reporting Compliance" is incorporated herein by reference.

      FFD has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees that complies with SEC and NASDAQ requirements. A copy of FFD's Code of Business Conduct and Ethics may be obtained without charge upon written request to FFD's Secretary at 321 North Wooster Avenue, Dover, Ohio 44622.

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

      The following table shows for the 1996 Plan and the Directors Plan the
(a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and
(c) the number of
common shares remaining for future issuance at June 30, 2006, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.


                                                 (a)                      (b)                        (c)
-------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                         Number of securities                               future issuance under
                                          to be issued upon        Weighted-average       equity compensation plans
                                             exercise of           exercise price of        (excluding securities
Plan Category                            outstanding options      outstanding options     reflected in column (a))
-------------                            --------------------     -------------------     -------------------------

-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             45,676                   $10.12                     45,676
by security holders (the 1996 Option
Plan)

-------------------------------------------------------------------------------------------------------------------

Equity compensation plans not                   8,945                    10.10                      8,945
approved by security holders (the
Directors Plan) (1)

-------------------------------------------------------------------------------------------------------------------

Total                                          54,621                   $10.11                     54,621
                                               ======                   ======                     ======

-------------------------------------------------------------------------------------------------------------------

(1) The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting of Shareholders. There were 12,250 options reserved under the Directors Plan, of which 8,945 have been granted. As of September 26, 2006, no options granted under the plan had been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the "fair market value" (as defined in the Directors Plan) of FFD's common shares on the date of the grant.

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

10.3     FFD Financial Corporation 2002 Stock Option Plan for Non-Employee
         Directors

10.4 Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated June 12, 2003

10.5 Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated June 12, 2003

10.6 Change of Control Agreement between First Federal Community Bank and Sally K. O'Donnell dated June 12, 2003

10.7 Business Loan Agreement between FFD Financial Corporation and The Huntington National Bank dated March 20, 2006

13 2006 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

20       Proxy Statement for 2006 Annual Meeting of Shareholders

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

                                       Date: September 28, 2006

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/Richard A. Brinkman, Jr.            /s/Stephen G. Clinton
-----------------------------------    ------------------------------------
Richard A. Brinkman, Jr.               Stephen G. Clinton
Director                               Director

Date:  September 28, 2006              Date:  September 28, 2006


/s/Leonard L. Gundy                    /s/Enos L. Loader
-----------------------------------    ------------------------------------
Leonard L. Gundy                       Enos L. Loader
Director                               Director

Date:  September 28, 2006              Date:  September 28, 2006


/s/Robert D. Sensel                    /s/Trent B. Troyer
-----------------------------------    ------------------------------------
Robert D. Sensel                       Trent B. Troyer
Director                               President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  September 28, 2006              Date:  September 28, 2006


/s/Robert R. Gerber
-----------------------------------
Robert R. Gerber
Vice President, Chief Financial Officer
and Treasurer (Principal Financial
Officer and Principal Accounting Officer)

Date:  September 28, 2006

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

 10.7       Business Loan Agreement between FFD         Included herewith
            Financial Corporation and The Huntington
            National Bank dated March 20, 2006

 13         FFD Financial Corporation 2006 Annual       Included herewith
            Report to Shareholders

 20         Proxy Statement for 2006 Annual Meeting     Incorporated by reference to the Proxy Statement for the 2006
            of Shareholders                             Annual Meeting of Shareholders, to be filed with the SEC no later than 120 days after the end of the fiscal year
                                                        (SEC File No. 000-27916)

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