Form 10QSB
period 2006-09-30
FFD FINANCIAL CORP/OH
filed 2006-11-14
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 2006
                               ------------------------------
                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:       0-27916
                        -------------------

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

Yes  [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           November 10, 2006 - 1,106,219 common shares, no par value
           ---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes  [ ]    No [X]

                                     INDEX

                                                                          Page
                                                                          ----

PART I - FINANCIAL INFORMATION

         Consolidated Statements of Financial Condition                     3

         Consolidated Statements of Earnings                                4

         Consolidated Statements of Comprehensive Income                    5

         Consolidated Statements of Cash Flows                              6

         Notes to Consolidated Financial Statements                         8

         Management's Discussion and Analysis or
         Plan of Operations                                                12


PART II - OTHER INFORMATION                                                15

SIGNATURES                                                                 16

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)


                                                                             September 30,      June 30,
      ASSETS                                                                          2006          2006
                                                                               (Unaudited)
Cash and due from banks                                                           $  1,764      $  1,404
Interest-bearing deposits in other financial institutions                            7,773         6,288
                                                                                  --------      --------
      Cash and cash equivalents                                                      9,537         7,692

Investment securities designated as available for sale - at market                   3,493         3,353
Mortgage-backed securities designated as available for sale - at market                229           431
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $116 and $131 as of September 30,
 2006 and June 30, 2006, respectively                                                  115           130
Loans receivable - net                                                             142,166       143,642
Loans held for sale - at lower of cost or market                                         -           914
Office premises and equipment - at depreciated cost                                  1,938         1,970
Stock in Federal Home Loan Bank - at cost                                            2,293         2,260
Accrued interest receivable                                                            576           571
Prepaid expenses and other assets                                                      190           270
                                                                                  --------      --------

      Total assets                                                                $160,537      $161,233
                                                                                  ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                          $126,275      $121,919
Advances from the Federal Home Loan Bank                                            12,931        18,428
Accrued interest payable                                                               187           173
Other liabilities                                                                    1,343         1,551
Accrued federal income taxes                                                           617           537
Deferred federal income taxes                                                          261           262
                                                                                  --------      --------
      Total liabilities                                                            141,614       142,870

Commitments                                                                              -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                               -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                 -             -
  Additional paid-in capital                                                         8,133         8,108
  Retained earnings - restricted                                                    14,042        13,745
  Accumulated comprehensive  loss; unrealized  losses on
   securities designated as available for sale, net of related tax benefits            (47)          (95)
  Shares acquired by stock benefit plans                                              (225)         (225)
  Less 241,878 and 262,497 treasury shares at September 30, 2006 and
   June 30, 2006, respectively - at cost                                            (2,980)       (3,170)
                                                                                  --------      --------
      Total shareholders' equity                                                    18,923        18,363
                                                                                  --------      --------

      Total liabilities and shareholders' equity                                  $160,537      $161,233
                                                                                  ========      ========

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2006 and 2005
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                    2006        2005
Interest income
  Loans                                                           $2,609      $2,060
  Mortgage-backed securities                                           7           8
  Investment securities, interest-bearing deposits and other         128          95
                                                                  ------      ------
      Total interest income                                        2,744       2,163

Interest expense
  Deposits                                                           895         605
  Borrowings                                                         224         229
                                                                  ------      ------
      Total interest expense                                       1,119         834
                                                                  ------      ------

      Net interest income                                          1,625       1,329

Provision for losses on loans                                         63          30
                                                                  ------      ------

      Net interest income after provision
       for losses on loans                                         1,562       1,299

Other income
  Gain on sale of loans                                               52          78
  Gain on redemption of securities                                     -          16
  Other operating                                                    117          97
                                                                  ------      ------
      Total other income                                             169         191

General, administrative and other expense
  Employee compensation and benefits                                 502         415
  Occupancy and equipment                                             95         100
  Franchise taxes                                                     53          53
  Data processing                                                    131         126
  Other operating                                                    279         329
                                                                  ------      ------
      Total general, administrative and other expense              1,060       1,023
                                                                  ------      ------

      Earnings before income taxes                                   671         467

Federal income taxes
  Current                                                            255         142
  Deferred                                                           (26)         17
                                                                  ------      ------
      Total federal income taxes                                     229         159
                                                                  ------      ------

      NET EARNINGS                                                $  442      $  308
                                                                  ======      ======

      EARNINGS PER SHARE
        Basic                                                     $  .37      $  .26
                                                                  ======      ======

        Diluted                                                   $  .37      $  .26
                                                                  ======      ======

      DIVIDENDS DECLARED PER SHARE                                $  .12      $  .11
                                                                  ======      ======

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2006 and 2005
                                 (In thousands)
                                  (Unaudited)

                                                               2006       2005

Net earnings                                                   $442       $308

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $25 and $(8) in
   2006 and 2005, respectively                                   48        (15)
                                                               ----       ---

Comprehensive income                                           $490       $293
                                                               ====       ====

Accumulated comprehensive loss                                 $(47)      $(24)
                                                               ====       ====

                           FFD Financial Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2006 and 2005
                                 (In thousands)
                                  (Unaudited)

                                                                         2006           2005
Cash flows from operating activities:
  Net earnings for the period                                        $    442       $    308
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Amortization and accretion of discounts and premiums on
     investments and mortgage-backed securities - net                       1              -
    Amortization of deferred loan origination costs                        10             13
    Depreciation and amortization                                          39             39
    Gain on redemption of investment securities                             -            (16)
    Provision for losses on loans                                          63             30
    Gain on sale of mortgage loans                                        (14)           (38)
    Loans originated for sale in the secondary market                  (2,419)        (4,181)
    Proceeds from sale of loans in the secondary market                 3,347          4,205
    Proceeds from sale of loans to other financial institutions           184          1,158
    Federal Home Loan Bank stock dividends                                (33)           (26)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                          (5)           (46)
      Prepaid expenses and other assets                                    80             55
      Accrued interest payable                                             14             10
      Other liabilities                                                  (208)          (144)
      Federal income taxes
        Current                                                            80            142
        Deferred                                                          (26)            17
                                                                     ---------      --------
          Net cash provided by operating activities                     1,555          1,526

Cash flows provided by (used in) investing activities:
  Proceeds from redemption of investment securities                         -             16
  Principal repayments on mortgage-backed securities                      149             28
  Loan principal repayments                                            12,792         10,787
  Loan disbursements                                                  (11,573)       (16,998)
  Purchase of office premises and equipment                                (7)           (11)
                                                                     --------       --------
         Net cash provided by (used in) investing activities            1,361         (6,178)

Cash flows provided by (used in) financing activities:
  Net increase in deposit accounts                                      4,356            739
  Repayment of Federal Home Loan Bank advances                         (6,097)        (5,094)
  Proceeds from Federal Home Loan Bank advances                           600         11,000
  Proceeds from exercise of stock options                                 190             64
  Tax benefits of options exercised                                        25              -
  Dividends on common stock                                              (145)          (131)
  Purchase of treasury stock                                                -            (64)
                                                                     --------       --------
         Net cash provided by (used in) financing activities           (1,071)         6,514
                                                                     --------       --------

Net increase in cash and cash equivalents                               1,845          1,862

Cash and cash equivalents at beginning of period                        7,692          7,785
                                                                     --------       --------

Cash and cash equivalents at end of period                           $  9,537       $  9,647
                                                                     ========       ========

                           FFD Financial Corporation

             For the three months ended September 30, 2006 and 2005
                                 (In thousands)
                                  (Unaudited)

                                                                         2006      2005
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                               $  175      $  -
                                                                       ======      ====

    Interest on deposits and borrowings                                $1,105      $824
                                                                       ======      ====

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                $   48      $(15)
                                                                       ======      ====

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                   $   38      $ 40
                                                                       ======      ====

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three-month periods ended September 30, 2006 and 2005

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 13,183 unallocated ESOP shares for the three-month period ended September 30, 2006 and 26,339 unallocated ESOP shares for the three-month period ended September 30, 2005. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                    2006           2005

    Weighted-average common shares
     outstanding (basic)                       1,195,837      1,164,448
    Dilutive effect of assumed exercise
     of stock options                             10,982         21,307
                                               ---------      ---------
    Weighted-average common shares
     outstanding (diluted)                     1,206,819      1,185,755
                                               =========      =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provided for grants of options to purchase 169,838 authorized but unissued common shares.

Prior to July 1, 2005, the Corporation accounted for the Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permitted entities to continue to account

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2006 and 2005

4. Stock Option Plan (continued)
   -----------------

for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continued to account for stock options using APB Opinion No. 25 were required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

A summary of the status of the Corporation's stock option plan as of September 30, 2006 and June 30, 2006 and 2005, and changes during the periods then ended are presented below:

                                             September 30,                               June 30,
                                                 2006                        2006                       2005
                                                     Weighted-                  Weighted-                   Weighted-
                                                       average                    average                     average
                                                      exercise                   exercise                    exercise
                                         Shares          price      Shares          price       Shares          price
Outstanding at beginning of period       54,621         $10.11      60,618         $10.17       89,998         $ 9.84
Granted                                       -              -       8,958          10.11            -              -
Exercised                               (20,619)          9.15      (5,997)         10.71      (29,305)          9.15
Forfeited                                     -              -      (8,958)        (10.11)         (75)         12.48
                                        -------         ------      -------        ------      -------

Outstanding at end of period             34,002         $10.69      54,621         $10.11       60,618         $10.17
                                        =======         ======      ======         ======      =======         ======

Options exercisable at period-end        34,002                     54,621         $10.11       46,831         $ 9.66
                                        =======                     ======         ======      =======         ======

Weighted-average fair value of
 options granted during the period                         N/A                     $ 4.04                         N/A
                                                           ===                     ======                         ===

The following information applies to options outstanding at September 30, 2006:

Number outstanding                                                      23,002
Range of exercise prices                                        $8.38 - $10.10
Number outstanding                                                      11,000
Range of exercise prices                                       $12.00 - $14.88
Weighted-average exercise price                                         $10.69
Weighted-average remaining contractual life in years                 5.2 years
Aggregate intrinsic value                                             $238,000

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition by the Corporation beginning July 1, 2006. The Corporation adopted SFAS No. 123(R) in the fourth quarter of fiscal 2006, and coincident therewith modified and vested all outstanding options. The effect of such modification on the first quarter of fiscal 2006 was not material. At September 30, 2006 all options were granted and had vested.

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2006 and 2005


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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

      o Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;
      o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and
      o Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2006 and 2005

5. Recent Accounting Developments (continued)
   ------------------------------

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company's financial statements and the related financial statement disclosures. This approach is commonly referred to as the "dual approach" because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006, with an offsetting adjustment recorded to the balance of retained earnings at that date. Use of this "cumulative effect" transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company's financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return. FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Company. The Company is currently evaluating the requirements of FIN 48 and has not quantified the effects of adoption.

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

Critical Accounting Policies
----------------------------

There have been no material changes to the critical accounting policies as disclosed in the Corporation's Form 10-KSB for the year ended June 30, 2006.

Discussion of Financial Condition Changes from June 30, 2006
------------------------------------------------------------
 to September 30, 2006
 ---------------------

The Corporation's total assets at September 30, 2006, were $160.5 million, a $696,000, or .4%, decrease from the total at June 30, 2006.

Cash and cash equivalents totaled $9.5 million at September 30, 2006, an increase of $1.8 million, or 24.0%, from the total at June 30, 2006. Investment securities totaled $3.5 million at September 30, 2006, a $140,000, or 4.2%, increase from the total at June 30, 2006, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $344,000 at September 30, 2006, a $217,000, or 38.7% decrease compared to the total at June 30, 2006, which resulted from principal repayments and a $3,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable, including loans held for sale, totaled $142.2 million at September 30, 2006, a decrease of $2.4 million, or 1.7%, from the June 30, 2006 total. Loan disbursements during the period totaling $14.0 million were more than offset by principal repayments of $12.8 million, loans sold in the secondary market of $3.3 million and loans sold to other financial institutions of $184,000. During the three-month period ended September 30, 2006, loan originations were comprised of $8.4 million of one- to four-family residential real estate loans, $800,000 of commercial loans, $3.5 million of nonresidential real estate loans, and $1.3 million of consumer loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $782,000 at September 30, 2006, an increase of $30,000, or 4.0%, from the June 30, 2006 balance of $752,000, and represented .54% and .51% of total loans at each of those respective dates. The increase resulted from the provision of $63,000, which was partially offset by charge-offs of $33,000. At September 30, 2006, the allowance for loan losses was comprised solely of a general allowance for regulatory purposes. The Bank's impaired and nonperforming loans totaled $1.3 million at both September 30, 2006 and June 30, 2006. Although management believes that the allowance for loan losses at September 30, 2006, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

Discussion of Financial Condition Changes from June 30, 2006
------------------------------------------------------------
 to September 30, 2006 (continued)
 ---------------------

Deposits totaled $126.3 million at September 30, 2006, a $4.4 million, or 3.6%, increase from total deposits at June 30, 2006. FHLB advances totaled $12.9 million at September 30, 2006, a $5.5 million, or 29.8%, decrease from the June 30, 2006 total. The FHLB advance repayments were primarily funded by deposit growth.

Shareholders' equity totaled $18.9 million at September 30, 2006, an increase of $560,000, or 3.0%, over June 30, 2006. The increase was due primarily to period net earnings of $442,000, proceeds from exercise of stock options totaling $215,000, and a decrease in the unrealized losses on securities designated as available for sale of $48,000, which were partially offset by dividends paid of $145,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision and at September 30, 2006, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended September 30, 2006 and 2005
 ---------------------------------

General
-------

The Corporation's net earnings totaled $442,000 for the three months ended September 30, 2006, an increase of $134,000, or 43.5%, from the net earnings of $308,000 recorded in the comparable period in 2005. The increase in net earnings resulted from an increase of $296,000, or 22.3%, in net interest income, which was partially offset by a decrease of $22,000, or 11.5%, in other operating income, and increases of $37,000, or 3.6%, in general, administrative and other expenses, $33,000 in the provision for losses on loans, and $70,000 in federal income taxes.

Net Interest Income
-------------------

Total interest income increased by $581,000, or 26.9%, to $2.7 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Interest income on loans increased by $549,000, or 26.7%, due to increases of $8.6 million, or 6.4%, in the average loan portfolio balance outstanding and a 117 basis point increase in yield. The current period increase in yield generally reflects favorable repricing of adjustable rate loans in the portfolio. Interest income on investment securities, interest-bearing deposits and other increased by $33,000, or 34.7%, to a total of $128,000 for the three months ended September 30, 2006, due to a $1.7 million, or 18.7%, increase in the average balance outstanding and a 55 basis point increase in yield. Interest income on mortgage-backed securities decreased by $1,000, or 12.5%, due to a decrease of $188,000, or 26.7%, in the average balance outstanding which was partially offset by a 46 basis point increase in yield.

Total interest expense increased by $285,000, or 34.2%, to $1.1 million for the three months ended September 30, 2006, compared to the three months ended September 30, 2005. Interest expense on deposits increased by $290,000, or 47.9%, due to a 72 basis point increase in the average cost of deposits to 2.88% for the 2006 quarter and a $12.3 million, or 11.0%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $5,000, or 2.2%, due to a decrease of $4.3 million, or 20.7%, in the average balance of advances outstanding, which was partially offset by a 101 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $296,000, or 22.3%, for the three months ended September 30, 2006, compared to the same period in 2005. The interest rate spread was 3.93% and 3.49%, and the net interest margin was 4.21% and 3.69%, for the three-month periods ended September 30, 2006 and 2005, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods
-----------------------------------------------------------
 Ended September 30, 2006 and 2005 (continued)
 ---------------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $63,000 provision for losses on loans during the three months ended September 30, 2006, and a $30,000 provision for the comparable quarter in 2005. The increase in the allowance for losses on loans was primarily due to changes in the portfolio mix from residential to nonresidential and loan charge-offs. To a lesser extent, an increase in the allowance was related to management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $169,000 for the three months ended September 30, 2006, a decrease of $22,000, or 11.5%, from the 2005 total. The decrease was due to a decrease of $26,000, or 33.3%, in gain on sale of loans and the absence of $16,000 from the previously reported gain on redemption of securities by Harland Financial Solutions, Inc., which were partially offset by an increase of $20,000, or 20.6%, in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended September 30, 2006, an increase of $37,000, or 3.6%, compared to the same period in 2005. The increase in general, administrative and other expense includes increases of $87,000, or 21.0%, in employee compensation and benefits and $5,000, or 4.0%, in data processing, which were partially offset by decreases of $50,000, or 15.2%, in other operating, and $5,000, or 5.0%, in occupancy and equipment. The increase in employee compensation was due to normal merit increases, incentive compensation accruals and additional staffing. The decrease in other operating costs in 2006 was attributable to the absence of $40,000 in non-recurring costs which were recorded in the 2005 quarter.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $229,000 for the three months ended September 30, 2006, an increase of $70,000, or 44.0%, over the same period in 2005. The increase resulted from a $204,000, or 43.7%, increase in earnings before taxes. The Corporation's effective tax rates were 34.1%, and 34.0% for the three months ended September 30, 2006 and 2005, respectively.

Subsequent Event
----------------

On October 23, 2006, the Corporation announced the consummation of a Stock Purchase Agreement with a major shareholder group for 107,038 common shares at $17.50 per share. The aggregate cash consideration of $1.9 million was derived from existing liquidity and bank lines of credit.

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

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

        Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        (a) During the quarter ended September 30, 2006, the Corporation issued a total of 20,619 unregistered shares upon the exercise of stock options for an aggregate purchase price of $188,733. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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


                                       FFD FINANCIAL CORPORATION


Date: November 14, 2006                By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: November 14, 2006                By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer