Form 10QSB
period 2006-12-31
FFD FINANCIAL CORP/OH
filed 2007-02-14
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2006
                              -----------------------------

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

Yes [ ]    No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           February 12, 2007 - 1,106,219 common shares, no par value
           ---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one):  Yes [ ]    No [X]

                                     INDEX

                                                                           Page
                                                                           ----

PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Comprehensive Income                     5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          8

          Management's Discussion and Analysis or
          Plan of Operations                                                 12


PART II - OTHER INFORMATION                                                  17

SIGNATURES                                                                   19

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                             December 31,     June 30,
      ASSETS                                                                         2006         2006
                                                                              (Unaudited)

Cash and due from banks                                                          $  1,725     $  1,404
Interest-bearing deposits in other financial institutions                           9,164        6,288
                                                                                 --------     --------
      Cash and cash equivalents                                                    10,889        7,692

Investment securities designated as available for sale - at market                  3,446        3,353
Mortgage-backed securities designated as available for sale - at market               286          431
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $113 and $131 as of December 31,
 2006 and June 30, 2006, respectively                                                 111          130
Loans receivable - net                                                            147,372      143,642
Loans held for sale - at lower of cost or market                                       57          914
Office premises and equipment - at depreciated cost                                 2,019        1,970
Stock in Federal Home Loan Bank - at cost                                           2,327        2,260
Accrued interest receivable                                                           691          571
Prepaid expenses and other assets                                                      99          270
                                                                                 --------     --------
      Total assets                                                               $167,297     $161,233
                                                                                 ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $134,617     $121,919
Advances from the Federal Home Loan Bank                                           12,826       18,428
Accrued interest payable                                                              213          173
Other liabilities                                                                   1,385        1,551
Accrued federal income taxes                                                          434          537
Deferred federal income taxes                                                         321          262
                                                                                 --------     --------
      Total liabilities                                                           149,796      142,870

Commitments                                                                             -            -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                              -            -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                -            -
  Additional paid-in capital                                                        8,224        8,108
  Retained earnings - restricted                                                   14,283       13,745
  Accumulated comprehensive  loss; unrealized  losses on
   securities designated as available for sale, net of related tax benefits           (35)         (95)
  Shares acquired by stock benefit plans                                             (117)        (225)
  Less 348,531and 262,497 treasury shares at December 31, 2006 and
   June 30, 2006, respectively - at cost                                           (4,854)      (3,170)
                                                                                 --------     --------
      Total shareholders' equity                                                   17,501       18,363
                                                                                 --------     --------

      Total liabilities and shareholders' equity                                 $167,297     $161,233
                                                                                 ========     ========

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                           For the six months      For the three months
                                                           ended December 31,       ended December 31,
                                                            2006        2005        2006          2005
                                                                            (Unaudited)
Interest income
  Loans                                                    $5,302      $4,245      $2,693        $2,185
  Mortgage-backed securities                                   14          17           7             9
  Investment securities, interest-bearing
   deposits and other                                         280         241         152           146
                                                           ------      ------      ------        ------
      Total interest income                                 5,596       4,503       2,852         2,340

Interest expense
  Deposits                                                  1,947       1,305       1,052           700
  Borrowings                                                  395         441         171           212
                                                           ------      ------      ------        ------
      Total interest expense                                2,342       1,746       1,223           912
                                                           ------      ------      ------        ------

      Net interest income                                   3,254       2,757       1,629         1,428

Provision for losses on loans                                 102          75          39            45
                                                           ------      ------      ------        ------

      Net interest income after provision
       for losses on loans                                  3,152       2,682       1,590         1,383

Other income
  Gain on sale of loans                                        92         126          40            48
  Gain on redemption of securities                              -          16           -             -
  Other operating                                             234         195         117            98
                                                           ------      ------      ------        ------
      Total other income                                      326         337         157           146

General, administrative and other expense
  Employee compensation and benefits                        1,000         926         498           511
  Occupancy and equipment                                     192         202          97           102
  Franchise taxes                                             107         105          54            52
  Data processing                                             163         146          80            71
  Other operating                                             739         730         412           350
                                                           ------      ------      ------        ------
      Total general, administrative and other expense       2,201       2,109       1,141         1,086
                                                           ------      ------      ------        ------

      Earnings before income taxes                          1,277         910         606           443

Federal income taxes
  Current                                                     408         276         153           134
  Deferred                                                     28          34          54            17
                                                           ------      ------      ------        ------
      Total federal income taxes                              436         310         207           151
                                                           ------      ------      ------        ------

      NET EARNINGS                                         $  841      $  600      $  399        $  292
                                                           ======      ======      ======        ======

      EARNINGS PER SHARE
        Basic                                              $  .72      $  .51      $  .35        $  .25
                                                           ======      ======      ======        ======
        Diluted                                            $  .72      $  .50      $  .35        $  .24
                                                           ======      ======      ======        ======
        Dividends declared on common shares                $  .26      $  .23      $  .14        $  .12
                                                           ======      ======      ======        ======

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                 For the six months      For the three months
                                                                 ended December 31,       ended December 31,
                                                                   2006      2005           2006      2005
                                                                                  (Unaudited)

Net earnings                                                       $841      $600           $399      $292

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities
   during the period, net of taxes (benefits) of $31, $(18),
   $6 and $(10), during the respective periods                       60       (34)            12       (19)
                                                                   ----      ----           ----      ----

Comprehensive income                                               $901      $566           $411      $273
                                                                   ====      ====           ====      ====

Accumulated comprehensive loss                                     $(35)     $(43)          $(35)     $(43)
                                                                   ====      ====           ====      ====

                           FFD Financial Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended December 31,
                                 (In thousands)

                                                                                     2006         2005
                                                                                        (Unaudited)
Cash flows from operating activities:
  Net earnings for the period                                                      $    841     $    600
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Amortization of deferred loan origination costs                                      25           27
    Depreciation and amortization                                                        80           78
    Gain on redemption of investment  securities                                          -          (16)
    Provision for losses on loans                                                       102           75
    Amortization expense of stock benefit plans                                         199          197
    Gain on sale of loans                                                               (24)         (53)
    Loans originated for sale in the secondary market                                (5,006)      (6,324)
    Proceeds from sale of loans in the secondary market                               5,887        6,702
    Proceeds from sale of participation loans to other financial institutions           655        2,321
    Loans originated for sale as participations to other financial institutions        (644)      (2,321)
    Federal Home Loan Bank stock dividends                                              (67)         (57)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                      (120)        (100)
      Prepaid expenses and other assets                                                 171          171
      Accrued interest payable                                                           40            3
      Other liabilities                                                                (166)          91
      Federal income taxes
        Current                                                                        (103)         315
        Deferred                                                                         28           34
                                                                                   --------     --------
          Net cash provided by operating activities                                   1,887        1,743

Cash flows used in investing activities:
  Proceeds from redemption of investment securities                                       -           16
  Principal repayments on mortgage-backed securities                                    162           52
  Loan principal repayments                                                          21,420       25,996
  Loan disbursements                                                                (25,277)     (29,422)
  Purchase of office premises and equipment                                            (129)         (82)
                                                                                   --------     --------
         Net cash used in investing activities                                       (3,824)      (3,440)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                                   12,698       10,645
  Proceeds from Federal Home Loan Bank advances                                         600       11,000
  Repayment of Federal Home Loan Bank advances                                       (6,202)     (13,189)
  Proceeds from bank lines of credit                                                  1,000            -
  Repayment of bank lines of credit                                                  (1,000)           -
  Tax benefits of options exercised                                                      25            -
  Proceeds from exercise of stock options                                               197           64
  Purchase of treasury shares                                                        (1,881)         (64)
  Dividends on common stock                                                            (303)        (274)
                                                                                   --------     --------
         Net cash provided by financing activities                                    5,134        8,182
                                                                                   --------     --------

Net increase in cash and cash equivalents                                             3,197        6,485

Cash and cash equivalents at beginning of period                                      7,692        7,785
                                                                                   --------     --------

Cash and cash equivalents at end of period                                         $ 10,889     $ 14,270
                                                                                   ========     ========

                           FFD Financial Corporation

                     For the six months ended December 31,
                                 (In thousands)

                                                                      2006       2005
                                                                        (Unaudited)
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                             $  511     $    -
                                                                     ======     ======

    Interest on deposits and borrowings                              $2,302     $1,743
                                                                     ======     ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
   available for sale, net of related tax effects                    $   60     $  (34)
                                                                     ======     ======

  Recognition of mortgage servicing rights in accordance
   with SFAS No. 140                                                 $   68     $   73
                                                                     ======     ======

  Transfer from loans to real estate acquired through foreclosure    $   62     $    -
                                                                     ======     ======

  Loans originated upon sale of real estate
   acquired through foreclosure                                      $   62     $    -
                                                                     ======     ======

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the six- and three-month periods ended December 31, 2006 and 2005

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation ("FFD" or the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 13,162 unallocated ESOP shares for the six- and three-month periods ended December 31, 2005. No ESOP shares were unallocated during the six- and three-month periods ended December 31, 2006. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                               For the six months ended      For the three months ended
                                                     December 31,                   December 31,
                                                  2006           2005           2006  2005
      Weighted-average common shares
       outstanding (basic)                     1,161,658      1,165,261      1,127,436        1,166,057
      Dilutive effect of assumed exercise
       of stock options                           12,956         22,823         13,305           24,207
                                               ---------      ---------      ---------        ---------
      Weighted-average common shares
       outstanding (diluted)                   1,174,614      1,188,084      1,140,741        1,190,264
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

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2006 and 2005

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

A summary of the status of the Corporation's stock option plan as of December 31, 2006 and June 30, 2006 and 2005, and changes during the periods then ended are presented below:

                                             December 31,                           June 30,
                                                 2006                    2006                      2005
                                                    Weighted-               Weighted-                 Weighted-
                                                      average                 average                   average
                                                     exercise                exercise                  exercise
                                         Shares         price    Shares         price      Shares         price
Outstanding at beginning of period       54,621        $10.11    60,618        $10.17      89,998        $ 9.84
Granted                                       -             -     8,958         10.11           -             -
Exercised                               (21,541)         9.15    (5,997)        10.71     (29,305)         9.15
Forfeited                                     -             -    (8,958)       (10.11)        (75)        12.48
                                        -------        ------    ------        ------     -------        ------

Outstanding at end of period             33,080        $10.74    54,621        $10.11      60,618        $10.17
                                        =======        ======    ======        ======     =======        ======

Options exercisable at period-end        33,080                  54,621        $10.11      46,831        $ 9.66
                                        =======                  ======        ======     =======        ======
Weighted-average fair value of
 options granted during the period                     $10.74                  $ 4.04                       N/A
                                                       ======                  ======                    ======

The following information applies to options outstanding at December 31, 2006:

Number outstanding                                                       22,080
Range of exercise prices                                         $8.38 - $10.10
Number outstanding                                                       11,000
Range of exercise prices                                        $12.00 - $14.88
Weighted-average exercise price                                          $10.74
Weighted-average remaining contractual life in years                  5.1 years
Aggregate intrinsic value                                              $224,000

SFAS No. 123 was amended in December 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition by the Corporation beginning July 1, 2006. The Corporation adopted SFAS No. 123(R) in the fourth quarter of fiscal 2006, and coincident therewith modified and vested all outstanding options. The effect of such modification and the fourth quarter adoption of SFAS No. 123 (R) on the first and second quarters of fiscal 2006 was not material. At December 31, 2006 all options were granted and had vested.

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2006 and 2005

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

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of SFAS No. 140," to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

   o Separately recognize financial assets as servicing assets or servicing liabilities each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;
   o Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable; and
   o Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

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

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2006 and 2005

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

Management is evaluating the requirements of SAB 108 but currently does not expect it to have a material adverse effect on the Company's financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008, for the Company. The adoption of this Statement is not expected to have a material effect on the Company's consolidated financial statements.

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

Discussion of Financial Condition Changes from June 30, 2006 to
---------------------------------------------------------------
December 31, 2006
-----------------

The Corporation's total assets at December 31, 2006, were $167.3 million, a $6.1 million, or 3.8%, increase from the total at June 30, 2006.

Cash and cash equivalents totaled $10.9 million at December 31, 2006, an increase of $3.2 million, or 41.6%, from the total at June 30, 2006. Investment securities totaled $3.4 million at December 31, 2006 with a $93,000, or 2.8%, increase from the total at June 30, 2006, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities, including the designated for sale classification, totaled $397,000 at December 31, 2006, a $164,000, or 29.2%, decrease compared to the total at June 30, 2006, which resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $147.4 million at December 31, 2006, an increase of $2.9 million, or 2.0%, from the June 30, 2006 total. Loan disbursements during the period totaling $30.9 million were partially offset by principal repayments of $21.4 million, loans sold in the secondary market of $5.9 million and loans sold to other financial institutions of $655,000. During the six-month period ended December 31, 2006, loan originations were comprised of $17.7 million of one- to four-family residential real estate loans, $9.1 million of nonresidential real estate loans, $2.2 million of consumer loans, $1.7 million of commercial loans, and $200,000 of multi-family loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $807,000 at December 31, 2006, an increase of $56,000, or 7.3%, from the June 30, 2006 balance of $752,000, and represented .52% and .51% of total loans at each of those respective dates. The increase resulted from a provision of $102,000, which was partially offset by charge-offs of $46,000. The Bank's impaired and nonperforming loans totaled $1.3 million at both December 31, 2006 and June 30, 2006. Although management believes that the allowance for loan losses at December 31, 2006, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

Discussion of Financial Condition Changes from June 30, 2006 to
---------------------------------------------------------------
December 31, 2006 (continued)
-----------------

Deposits totaled $134.6 million at December 31, 2006, a $12.7 million, or 10.4%, increase from total deposits at June 30, 2006. The increase in deposits was primarily due to management's marketing efforts and conversion of the Sugarcreek, Ohio and Coshcoton, Ohio lending centers to limited service offices.. FHLB advances totaled $12.8 million at December 31, 2006, a $5.6 million, or 30.4%, decrease from the June 30, 2006 total. The deposit growth allowed repayment of FHLB advances during the period..

Shareholders' equity totaled $17.5 million at December 31, 2006, a decrease of $862,000, or 4.7%, from June 30, 2006. The decrease was due primarily to share repurchases of $1.9 million and dividends paid of $303,000, which were partially offset by net earnings of $841,000, proceeds from exercise of stock options of $222,000, amortization of stock benefit plans of $199,000 and a decrease in the unrealized losses on securities designated as available for sale of $60,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision, and at December 31, 2006, the Bank's regulatory capital exceeded these minimum capital requirements.

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2006 and 2005
--------------------------

General
-------

The Corporation's net earnings totaled $841,000 for the six months ended December 31, 2006, an increase of $241,000, or 40.2%, from the net earnings of $600,000 recorded in the comparable period in 2005. The increase in net earnings resulted from an increase of $497,000, or 18.0%, in net interest income, which was partially offset by a decrease of $11,000, or 3.3%, in other operating income and increases of $92,000, or 4.4%, in general, administrative and other expenses, $27,000, or 36.0%, in the provision for losses on loans and $126,000 in federal income taxes.

Net Interest Income
-------------------

Total interest income increased by $1.1 million, or 24.3%, to $5.6 million for the six months ended December 31, 2006, compared to the six months ended December 31, 2005. Interest income on loans increased by $1.1 million, or 24.9%, due to an increase of $9.8 million, or 7.3%, in the average loan portfolio balance outstanding and a 104 basis point increase in yield. The current period increase in yield generally reflects upward repricing of adjustable rate loans in the portfolio. Interest income on investment securities, interest-bearing deposits and other assets increased by $39,000, or 16.2%, to a total of $280,000 for the six months ended December 31, 2006, due to a $526,000, or 4.8%, increase in the average balance outstanding and a 48 basis point increase in yield. Interest income on mortgage-backed securities decreased by $3,000, or 17.6%, due to a decrease of $226,000, or 32.7%, in the average balance outstanding which was partially offset by a 85 basis point increase in yield.

Total interest expense increased by $596,000, or 34.1%, to $2.3 million for the six months ended December 31, 2006, compared to the six months ended December 31, 2005. Interest expense on deposits increased by $642,000, or 49.2%, due to a 78 basis point increase in the average cost of deposits, to 3.04%, for the 2006 period and a $12.7 million, or 11.0%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $46,000, or 10.4%, due to a decrease of $4.5 million, or 23.3%, in the average balance of advances outstanding, which was partially offset by a 76 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $497,000, or 18.0%, for the six months ended December 31, 2006, compared to the same period in 2005. The interest rate spread was 3.88% and 3.56%, and the net interest margin was 4.16% and 3.77%, for the six-month periods ended December 31, 2006 and 2005, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2006 and 2005 (continued)
--------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $102,000 provision for losses on loans during the six months ended December 31, 2006, and a $75,000 provision for the comparable period in 2005. The increase in the allowance for losses on loans was primarily due to loan charge-offs and loan growth. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $326,000 for the six months ended December 31, 2006, a decrease of $11,000, or 3.3%, from the 2005 total. The decrease was due to a decrease of $34,000, or 27.0%, in gain on sale of loans and the absence of $16,000 from the previously reported gain on redemption of securities of Intrieve Incorporated from its acquisition by Harland Financial Solutions, Inc., both of which were partially offset by an increase of $39,000, or 20.0%, in other operating income. The decrease in gain on sale of loans was the result of a continued soft residential real estate market. The increase in other operating income was due primarily to an increase in recognized deposit service and ATM fees.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.2 million for the six months ended December 31, 2006, an increase of $92,000, or 4.4%, compared to the same period in 2005. The increase in general, administrative and other expense includes increases of $74,000, or 8.0%, in employee compensation and benefits, $17,000, or 11.6%, in data processing, $9,000, or 1.2%, in other operating, and $2,000, or 1.9%, in franchise tax, which were partially offset by a decrease of $10,000, or 5.0%, in occupancy and equipment. The increase in employee compensation was due to normal merit increases, incentive compensation accruals and additional staffing. The increase in data processing expense was due to the Corporation's growth period to period.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $436,000 for the six months ended December 31, 2006, an increase of $126,000, or 40.6%, over the same period in 2005. The increase resulted from a $367,000, or 40.3%, increase in earnings before taxes. The Corporation's effective tax rate was 34.1% for both the six months ended December 31, 2006 and 2005.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2006 and 2005
--------------------------

General
-------

The Corporation's net earnings totaled $399,000 for the three months ended December 31, 2006, an increase of $107,000, or 36.6%, from the net earnings of $292,000 recorded in the comparable period in 2005. The increase in net earnings resulted from increases of $201,000, or 14.1%, in net interest income and $11,000, or 7.5%, in other operating income, and a decrease of $6,000, or 13.3%, in the provision for losses on loans, which were partially offset by increases of $56,000, or 37.1%, in federal income taxes and $55,000, or 5.1%, in general, administrative and other expenses.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2006 and 2005 (continued)
--------------------------

Net Interest Income
-------------------

Total interest income increased by $512,000, or 21.9%, to $2.9 million for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. Interest income on loans increased by $508,000, or 23.2%, due to an increase of $9.9 million, or 7.32%, in the average loan portfolio balance outstanding and a 96 basis point increase in yield. The current period increase in yield generally reflects favorable repricing of adjustable rate loans in the portfolio. Interest income on investment securities, interest-bearing deposits and other assets increased by $6,000, or 4.1%, to a total of $152,000 for the three months ended December 31, 2006, due to a 50 basis point increase in yield, which was partially offset by a $744,000, or 5.7%, decrease in the average balance outstanding. Interest income on mortgage-backed securities decreased by $2,000, or 22.2%, due to a decrease of $279,000, or 41.0%, in the average balance outstanding which was partially offset by a 162 basis point increase in yield.

Total interest expense increased by $311,000, or 34.1%, to $1.2 million for the three months ended December 31, 2006, compared to the three months ended December 31, 2005. Interest expense on deposits increased by $352,000, or 50.3%, due to a 82 basis point increase in the average cost of deposits, to 3.20%, and a $13.5 million, or 11.4%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $41,000, or 19.3%, due to a decrease of $6.4 million, or 33.1%, in the average balance of advances outstanding, which was partially offset by a 92 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $201,000, or 14.1%, for the three months ended December 31, 2006, compared to the same period in 2005. The interest rate spread was 3.83% and 3.62%, and the net interest margin was 4.12% and 3.83%, for the three-month periods ended December 31, 2006 and 2005, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $39,000 provision for losses on loans during the three months ended December 31, 2006, and a $45,000 provision for the comparable quarter in 2005. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $157,000 for the three months ended December 31, 2006, an increase of $11,000, or 7.5%, from the 2005 total. The increase was due to an increase of $19,000, or 19.4%, in other operating income, which was partially offset by a decrease of $8,000, or 16.7%, in gain on sale of loans. The increase in other operating income was primarily due to an increase in recognized deposit service and ATM fees.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2006 and 2005 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2006, an increase of $55,000, or 5.1%, compared to the same period in 2005. The increase in general, administrative and other expense includes increases of $62,000, or 17.7%, in other operating costs, $9,000 or 12.7%, in data processing, and $2,000, or 3.8%, in franchise tax, which were partially offset by decreases of $13,000, or 2.5%, in employee compensation and $5,000, or 4.9%, in occupancy and equipment. The increase in general, administrative and other expense during the 2006 quarter is largely attributable to the Corporation's growth year over year.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $207,000 for the three months ended December 31, 2006, an increase of $56,000, or 37.1%, over the same period in 2005. The increase resulted from a $163,000, or 36.8%, increase in earnings before taxes. The Corporation's effective tax rates were 34.2% and 34.1% for the three months ended December 31, 2006 and 2005, respectively.

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

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

        Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        (a) During the quarter ended December 31, 2006, the Corporation issued a total of 385 unregistered shares upon the exercise of employee stock options for an aggregate purchase price of $3,519. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        (b)  None

        (c)  None

        (d)  Purchases of Equity Securities (d)

                                                  (c)          Maximum number
                                             Total number      (or approximate
                       (a)                     of shares       dollar amount)
                      Total        (b)       purchased as    of shares that may
                      number     Average   part of publicly   yet be purchased
                    of shares  price paid   announced plan     under the plans
Period              purchased   per share     or programs        or programs
------              ---------  ----------  ----------------  ------------------

October 1, 2006
    through
October 31, 2006    107,038(1)    $17.50           -                  -

November 1, 2006
     through
November 30, 2006         -       $    -           -                  -

December 1, 2006
     through
December 31, 2006         -       $    -           -                  -

------------------
(1) On October 18, 2006, the Corporation purchased, in a privately negotiated transaction, 107,038 of the Corporation's common shares, no par value from Ancora Advisors, LLC, Merlin Partners, L.P., ELI Investment Partners, L.P., Ancora Capital, Inc., Ancora Securities, Inc., CNM Management, LLC, Umberto Fedeli, Carmen Ilacqua, Fred DiSanto and Richard Barone (collectively, the "Ancora Group"). The purchase was not part of a publicly announced plan or program. Further information on this purchase is contained in the Corporation's Current Report on Form 8-K for the event on October 18, 2006, filed with the Securities and Exchange Commission on October 23, 2006.

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

                           FFD Financial Corporation

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On October 17, 2006, the Corporation held its 2006 Annual Meeting of Shareholders. All of the directors nominated were reelected to terms expiring in 2007 by the following votes:

                                                     For              Withheld

        Richard A. Brinkman, Jr.                   919,003             77,714
        Stephen G. Clinton                         899,218             97,499
        Leonard L. Gundy                           919,313             77,404
        Enos L. Loader                             920,703             76,014
        Robert D. Sensel                           920,903             75,814

ITEM 5. Other Information
        -----------------

        None

ITEM 6. Exhibits
        --------

            10.1 Stock Purchase Agreement dated October 18, 2006, by and among FFD Financial Corporation, Ancora Advisors, LLC, Merlin Partners, L.P., ELI Investment Partners, L.P., Ancora Capital, Inc., Ancora Securities, Inc., CNM Management, LLC, Umberto Fedeli, Carmen Ilacqua, Fred DiSanto and Richard Barone (1)
            31.1    Section 302 Chief Executive Officer certification (2)
            31.2    Section 302 Chief Financial Officer certification (2)
            32.1    Section 906 Chief Executive Officer certification (2)
            32.2    Section 906 Chief Financial Officer certification (2)

------------------
(1) Incorporated herein by reference to Exhibit 10 to FFD Financial Corporation's Current Report on Form 8-K, dated October 18, 2006 and filed with the Securities and Exchange Commission on October 23, 2006 (File No. 000-27916)
(2)   Filed herewith

                           FFD Financial Corporation

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       FFD FINANCIAL CORPORATION


Date: February 14, 2007                By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: February 14, 2007                By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer