Form 10QSB
period 2007-03-31
FFD FINANCIAL CORP/OH
filed 2007-05-15
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2007
                              --------------------------

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

Yes [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             May 14, 2007 - 1,107,319 common shares, no par value
             ----------------------------------------------------

                                     INDEX

                                                                           Page
                                                                           ----
PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Comprehensive Income                     5

          Consolidated Statements of Cash Flows                               6

          Notes to Consolidated Financial Statements                          8

          Management's Discussion and Analysis or
          Plan of Operations                                                 13


PART II - OTHER INFORMATION                                                  18

SIGNATURES                                                                   19

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                March 31,     June 30,
      ASSETS                                                                         2007         2006
                                                                              (Unaudited)

Cash and due from banks                                                          $  1,659     $  1,404
Interest-bearing deposits in other financial institutions                           8,503        6,288
                                                                                 --------     --------
      Cash and cash equivalents                                                    10,162        7,692

Investment securities designated as available for sale - at market                  3,465        3,353
Mortgage-backed securities designated as available for sale - at market               275          431
Mortgage-backed securities held to maturity - at amortized cost, approximate market value of $101 and $131 as of March 31,
 2007 and June 30, 2006, respectively                                                 103          130
Loans receivable - net                                                            150,049      143,642
Loans held for sale - at lower of cost or market                                      184          914
Office premises and equipment - at depreciated cost                                 2,056        1,970
Stock in Federal Home Loan Bank - at cost                                           2,327        2,260
Accrued interest receivable                                                           680          571
Prepaid expenses and other assets                                                     228          270
                                                                                 --------     --------

      Total assets                                                               $169,529     $161,233
                                                                                 ========     ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits                                                                         $133,268     $121,919
Advances from the Federal Home Loan Bank                                           16,720       18,428
Accrued interest payable                                                              229          173
Other liabilities                                                                   1,018        1,551
Accrued federal income taxes                                                          253          537
Deferred federal income taxes                                                         335          262
                                                                                 --------     --------
      Total liabilities                                                           151,823      142,870

Commitments                                                                             -            -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                             -            -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                               -            -
  Additional paid-in capital                                                        8,224        8,108
  Retained earnings - restricted                                                   14,476       13,745
  Accumulated comprehensive  loss; unrealized  losses on
   securities designated as available for sale, net of related tax benefits           (23)         (95)
  Shares acquired by stock benefit plans                                             (117)        (225)
  Less 348,531 and 262,497 treasury shares at March 31, 2007 and
   June 30, 2006, respectively - at cost                                           (4,854)      (3,170)
                                                                                 --------     --------
      Total shareholders' equity                                                   17,706       18,363
                                                                                 --------     --------

      Total liabilities and shareholders' equity                                 $169,529     $161,233
                                                                                 ========     ========

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

                     (In thousands, except per share data)

                                                                  For the nine months        For the three months
                                                                    ended March 31,            ended March 31,
                                                                    2007         2006          2007          2006

Interest income
  Loans                                                           $8,030       $6,516        $2,728        $2,271
  Mortgage-backed securities                                          20           27             6            10
  Investment securities, interest-bearing deposits and other         419          377           139           136
                                                                  ------       ------        ------        ------
      Total interest income                                        8,469        6,920         2,873         2,417

Interest expense
  Deposits                                                         3,050        2,050         1,103           745
  Borrowings                                                         569          608           174           167
                                                                  ------       -------       ------        ------
      Total interest expense                                       3,619        2,658         1,277           912

      Net interest income                                          4,850        4,262         1,596         1,505

Provision for losses on loans                                        197          115            95            40
                                                                  ------       ------        ------        ------
      Net interest income after provision                          4,653        4,147         1,501         1,465

Other income
  Gain on sale of loans                                              127          157            35            31
  Gain on redemption of securities                                    -            16             -             -
  Other operating                                                    324          237            90            42
                                                                  ------       ------        ------        ------
      Total other income                                             451          410           125            73

General, administrative and other expense
  Employee compensation and benefits                               1,514        1,473           514           547
  Occupancy and equipment                                            300          303           108           101
  Franchise taxes                                                    165          161            58            56
  Data processing                                                    248          237            85            91
  Other operating                                                  1,072        1,050           333           320
                                                                  ------       ------        ------        ------
      Total general, administrative and other expense              3,299        3,224         1,098         1,115
                                                                  ------       ------        ------        ------

      Earnings before income taxes                                 1,805        1,333           528           423

Federal income taxes
  Current                                                            581          380           173           104
  Deferred                                                            36           75             8            41
                                                                  ------       ------        ------        ------
      Total federal income taxes                                     617          455           181           145
                                                                  ------       ------        ------        ------

      NET EARNINGS                                                $1,188       $  878        $  347        $  278
                                                                  ======       ======        ======        ======

      EARNINGS PER SHARE
        Basic                                                     $ 1.04       $  .75        $  .32        $  .24
                                                                  ======       ======        ======        ======

        Diluted                                                   $ 1.03       $  .74        $  .31        $  .23
                                                                  ======       ======        ======        ======

        Dividends per common share                                $ 0.40       $ 0.35        $ 0.14        $ 0.12
                                                                  ======       ======        ======        ======

                           FFD Financial Corporation

          CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

                                 (In thousands)

                                                                   For the nine months      For the three months
                                                                     ended March 31,           ended March 31,
                                                                     2007         2006      2007            2006

Net earnings                                                       $1,188         $878      $347            $278

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $37, $(24), $6
   and $(7) for the respective periods                                 72          (47)       12             (13)
                                                                   ------         ----      ----            ----

Comprehensive income                                               $1,260         $831      $359            $265
                                                                   ======         ====      ====            ====

Accumulated comprehensive loss                                     $  (23)        $(56)     $(23)           $(56)
                                                                   ======         ====      ====            ====

                           FFD Financial Corporation

               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                      For the nine months ended March 31,
                                 (In thousands)

                                                                                       2007         2006

Cash flows from operating activities:
  Net earnings for the period                                                      $  1,188     $    878
  Adjustments to reconcile net earnings to net cash
   provided by operating activities:
    Amortization of deferred loan origination costs                                      33           42
    Depreciation and amortization                                                       124          117
    Gain on redemption of investment securities                                           -          (16)
    Provision for losses on loans                                                       197          115
    Amortization expense of stock benefit plans                                         199          197
    Gain on sale of loans                                                               (40)         (64)
    Loans originated for sale in the secondary market                                (7,819)      (8,476)
    Proceeds from sale of loans in the secondary market                               7,731        8,593
    Proceeds from sale of  loans to other financial institutions                        858        2,321
    Federal Home Loan Bank stock dividends                                              (67)         (88)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                                      (109)         (92)
      Prepaid expenses and other assets                                                  42          (54)
      Accrued interest payable                                                           56            -
      Other liabilities                                                                (533)        (206)
      Federal income taxes
        Current                                                                        (284)         333
        Deferred                                                                         36           75
                                                                                   --------     --------
          Net cash provided by operating activities                                   1,612        3,675

Cash flows used in investing activities:
  Proceeds from redemption of investment securities                                       -           16
  Principal repayments on mortgage-backed securities                                    180           83
  Loan principal repayments                                                          34,665       38,787
  Loan disbursements                                                                (41,302)     (49,025)
  Purchase of office premises and equipment                                            (210)         (91)
                                                                                   --------     --------
          Net cash used in investing activities                                      (6,667)     (10,230)
                                                                                   --------     --------

          Net cash used in operating and investing
           activities (subtotal carried forward)                                     (5,055)      (6,555)
                                                                                   --------     --------

                           FFD Financial Corporation

                      For the nine months ended March 31,
                                 (In thousands)

                                                                                       2007         2006

          Net cash used in operating and investing
           activities (subtotal brought forward)                                   $ (5,055)    $ (6,555)

Cash flows provided by financing activities:
  Net increase in deposit accounts                                                   11,349        9,908
  Proceeds from Federal Home Loan Bank advances                                       4,600       13,000
  Repayment of Federal Home Loan Bank advances                                       (6,308)     (16,285)
  Proceeds from bank lines of credit                                                  1,000            -
  Repayment of bank lines of credit                                                  (1,000)           -
  Tax benefits of options exercised                                                      25            -
  Proceeds from exercise of stock options                                               197           64
  Purchase of treasury shares                                                        (1,881)         (64)
  Dividends on common shares                                                           (457)        (417)
                                                                                   --------     --------
          Net cash provided by financing activities                                   7,525        6,206
                                                                                   --------     --------

Net increase (decrease) in cash and cash equivalents                                  2,470         (349)

Cash and cash equivalents at beginning of period                                      7,692        7,785
                                                                                   --------     --------
Cash and cash equivalents at end of period                                         $ 10,162     $  7,436
                                                                                   ========     ========

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                                           $    883     $     85
                                                                                   ========     ========
    Interest on deposits and borrowings                                            $  3,563     $  2,658
                                                                                   ========     ========

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as available
   for sale, net of related tax effects                                            $     72     $    (47)
                                                                                   ========     ========

  Recognition of mortgage servicing rights in accordance with
   SFAS No. 140                                                                    $     87     $     93
                                                                                   ========     ========

Transfer from loans to real estate acquired through foreclosure                    $     62     $      -
                                                                                   ========     ========

Loans originated upon sale of real estate
 acquired through foreclosure                                                      $     62     $      -
                                                                                   ========     ========

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the nine- and three-month periods ended March 31, 2007 and 2006

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation ("FFD" or the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2006. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2007 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. Weighted-average common shares deemed outstanding give effect to 13,162 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2006. No ESOP shares were unallocated during the nine- and three-month periods ended March 31, 2007. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                               For the nine months ended     For the three months ended
                                                       March 31,                      March 31,
                                                    2007            2006          2007             2006

      Weighted-average common shares
       outstanding (basic)                     1,143,448       1,169,803     1,106,219        1,179,091
      Dilutive effect of assumed exercise
       of stock options                           13,696          24,492        15,052           27,353
                                               ---------       ---------     ---------        ---------
      Weighted-average common shares
       outstanding (diluted)                   1,157,144       1,194,295     1,121,271        1,206,444
                                               =========       =========     =========        =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provided for grants of options to purchase 169,838 authorized but unissued common shares.

Prior to April 1, 2006, the Corporation accounted for the Plan in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which contains a fair value-based method for valuing stock-based compensation that entities may use, which measures compensation cost at the grant date based on the fair value of the award. Compensation is then recognized over the service period, which is usually the vesting period. Alternatively, SFAS No. 123 permitted entities to continue to account

                           FFD Financial Corporation

      For the nine- and three-month periods ended March 31, 2007 and 2006

4. Stock Option Plan (continued)
   -----------------

for stock options and similar equity instruments under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Entities that continued to account for stock options using APB Opinion No. 25 were required to make pro forma disclosures of net earnings and earnings per share, as if the fair value-based method of accounting defined in SFAS No. 123 had been applied.

A summary of the status of the Corporation's stock option plan as of March 31, 2007 and June 30, 2006 and 2005, and changes during the periods then ended are presented below:

                                              March 31,                             June 30,
                                                2007                    2006                      2005
                                                    Weighted-               Weighted-                 Weighted-
                                                      average                 average                   average
                                                     exercise                exercise                  exercise
                                         Shares         price    Shares         price      Shares         price

Outstanding at beginning of period       54,621        $10.11    60,618        $10.17      89,998        $ 9.84
Granted                                       -             -     8,958         10.11           -             -
Exercised                               (21,541)         9.15    (5,997)        10.71     (29,305)         9.15
Forfeited                                     -             -    (8,958)       (10.11)        (75)        12.48
                                        -------        ------    ------        ------     -------        ------
Outstanding at end of period             33,080        $10.74    54,621        $10.11      60,618        $10.17
                                        =======        ======    ======        ======     =======        ======
Options exercisable at period-end        33,080                  54,621        $10.11      46,831        $ 9.66
                                        =======                  ======        ======     =======        ======
Weighted-average fair value of
 options granted during the period                        N/A                  $ 4.04                       N/A
                                                       ======                  ======                    ======

The following information applies to options outstanding at March 31, 2007:

Number outstanding                                                       22,080
Range of exercise prices                                         $8.38 - $10.10
Number outstanding                                                       11,000
Range of exercise prices                                        $12.00 - $14.88
Weighted-average exercise price                                          $10.74
Weighted-average remaining contractual life in years                  4.9 years
Aggregate intrinsic value                                              $187,000
Intrinsic value of options exercised                                   $133,000

SFAS No. 123 was amended in March 2004 by SFAS No. 123(R), "Share-Based Payment" to require compensation expense recognition by the Corporation beginning July 1, 2006. The Corporation adopted SFAS No. 123(R) in the fourth quarter of fiscal 2006, and coincident therewith modified and vested all outstanding options. The effect of such modification and the fourth quarter adoption of SFAS No. 123 (R) on the first three quarters of fiscal 2006 was not material. At March 31, 2007 all options were granted and had vested.

                           FFD Financial Corporation

      For the nine- and three-month periods ended March 31, 2007 and 2006

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

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity's fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation does not expect SFAS No. 156 to have a material adverse effect on the Corporation's financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin ("SAB") No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

                           FFD Financial Corporation

      For the nine- and three-month periods ended March 31, 2007 and 2006

5. Recent Accounting Developments (continued)
   ------------------------------

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements. These methods are referred to as the "roll-over" and "iron curtain" method. The roll-over method quantifies the amount by which the current year income statement is misstated. Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts. The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated. Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that result from the correction of an error existing in previously issued financial statements. We currently use the roll-over method for quantifying identified financial statement misstatements.

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

Management does not expect SAB 108 to have a material adverse effect on the Company's financial position or results of operations.

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

                           FFD Financial Corporation

      For the nine- and three-month periods ended March 31, 2007 and 2006

5. Recent Accounting Developments (continued)
   ------------------------------

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115." This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board's long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007, or July 1, 2008 as to the Company, and interim periods within that fiscal year. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, "Fair Value Measurements." The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements.

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

Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007
------------------------------------------------------------------------------

The Corporation's total assets at March 31, 2007, were $169.5 million, a $8.3 million, or 5.1%, increase from the total at June 30, 2006.

Cash and cash equivalents totaled $10.2 million at March 31, 2007, an increase of $2.5 million, or 32.1%, from the total at June 30, 2006. Investment securities totaled $3.5 million at March 31, 2007, representing a $112,000, or 3.3%, increase from the total at June 30, 2006, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities, including the designated for sale classification, totaled $378,000 at March 31, 2007, a $183,000, or 32.6%, decrease compared to the total at June 30, 2006, which resulted primarily from principal repayments.

Loans receivable, including loans held for sale, totaled $150.2 million at March 31, 2007, an increase of $5.7 million, or 3.9%, from the June 30, 2006 total. Loan disbursements during the period totaling $49.1 million were partially offset by principal repayments of $34.7 million, loans sold in the secondary market of $7.7 million and loans sold to other financial institutions of $858,000. During the nine-month period ended March 31, 2007, loan originations were comprised of $24.4 million of one- to four-family residential real estate loans, $15.8 million of nonresidential real estate loans, $3.2 million of consumer loans, $5.5 million of commercial loans, and $200,000 of multi-family loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Bank endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $859,000 at March 31, 2007, an increase of $107,000, or 14.2%, from the June 30, 2006 balance of $752,000, and represented .56% and .51% of total loans at each of those respective dates. The increase resulted from a provision of $197,000, which was partially offset by charge-offs of $90,000. The Bank's impaired and nonperforming loans totaled $586,000 at March 31, 2007 and $1.3 million at June 30, 2006. Although management believes that the allowance for loan losses at March 31, 2007, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007
------------------------------------------------------------------------------
(continued)

Deposits totaled $133.3 million at March 31, 2007, an $11.3 million, or 9.3%, increase from total deposits at June 30, 2006. The increase in deposits was primarily due to management's marketing efforts and conversion of the Sugarcreek, Ohio and Coshcoton, Ohio lending centers to limited service offices. FHLB advances totaled $16.7 million at March 31, 2007, a $1.7 million, or 9.3%, decrease from the June 30, 2006 total. The deposit growth facilitated repayment of FHLB advances during the period.

Shareholders' equity totaled $17.7 million at March 31, 2007, a decrease of $657,000, or 3.6%, from June 30, 2006. The decrease was due primarily to share repurchases of $1.9 million and dividends paid of $457,000, which were partially offset by net earnings of $1.2 million, proceeds from exercise of stock options of $222,000, amortization of stock benefit plans of $199,000 and a decrease in the unrealized losses on securities designated as available for sale of $72,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision, and at March 31, 2007, the Bank's regulatory capital exceeded these minimum capital requirements.

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
March 31, 2007 and 2006
-----------------------

General
-------

The Corporation's net earnings totaled $1.2 million for the nine months ended March 31, 2007, an increase of $310,000, or 35.3%, from the net earnings of $878,000 recorded in the comparable period in 2006. The increase in net earnings resulted from increases of $588,000, or 13.8%, in net interest income and $41,000, or 10.0%, in other operating income, which were partially offset by increases of $162,000, or 35.6%, in federal income taxes, $82,000, or 71.3%, in the provision for losses on loans and $75,000, or 2.3%, in general, administrative and other expenses.

Net Interest Income
-------------------

Total interest income increased by $1.5 million, or 22.4%, to $8.5 million for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. Interest income on loans increased by $1.5 million, or 23.2%, due to an increase of $10.3 million, or 7.6%, in the average loan portfolio balance outstanding and a 93 basis point increase in yield. The current period increase in yield generally reflects upward repricing of adjustable rate loans in the portfolio. Interest income on investment securities, interest-bearing deposits and other assets increased by $42,000, or 11.1%, to a total of $419,000 for the nine months ended March 31, 2007, due to a $741,000, or 7.0%, increase in the average balance outstanding and a 19 basis point increase in yield. Interest income on mortgage-backed securities decreased by $7,000, or 25.9%, due to a decrease of $236,000, or 34.8%, in the average balance outstanding which was partially offset by a 92 basis point increase in yield.

Total interest expense increased by $961,000, or 36.2%, to $3.6 million for the nine months ended March 31, 2007, compared to the nine months ended March 31, 2006. Interest expense on deposits increased by $1.0 million, or 48.8%, due to a 81 basis point increase in the average cost of deposits, to 3.14%, for the 2007 period and a $12.0 million, or 10.25% increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $39,000, or 6.4%, due to a decrease of $3.2 million, or 18.7%, in the average balance of advances outstanding, which was partially offset by a 65 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $588,000, or 13.8%, for the nine months ended March 31, 2007, compared to the same period in 2006. The interest rate spread was 3.83% and 3.68%, and the net interest margin was 4.11% and 3.88%, for the nine-month periods ended March 31, 2007 and 2006, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
March 31, 2007 and 2006 (continued)
-----------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $197,000 provision for losses on loans during the nine months ended March 31, 2007, and a $115,000 provision for the comparable period in 2006. The increase in the allowance for losses on loans was primarily due to a combination of loan portfolio growth, net charge-offs and management's assessment of current economic conditions applied to the portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $451,000 for the nine months ended March 31, 2007, an increase of $41,000, or 10.0%, from the 2006 total. The increase was due to an increase of $87,000, or 36.7%, in other operating income, which was partially offset by a decrease of $30,000, or 19.1%, in gain on sale of loans and the absence of $16,000 from the previously reported gain on redemption of securities of Intrieve Incorporated from its acquisition by Harland Financial Solutions, Inc. The decrease in gain on sale of loans was the result of a continued soft residential real estate market. The increase in other operating income was the result of an increase of $87,000 in service charges and other fee income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.3 million for the nine months ended March 31, 2007, an increase of $75,000, or 2.3%, compared to the same period in 2006. The increase in general, administrative and other expense includes increases of $41,000, or 2.8%, in employee compensation and benefits, $22,000, or 2.1%, in other operating, $11,000, or 4.6%, in data processing, and $4,000, or 2.5%, in franchise tax, which were partially offset by a decrease of $3,000, or 1.0%, in occupancy and equipment. The increase in employee compensation was due to normal merit increases, incentive compensation accruals and additional staffing. The increase in data processing expense was due to the Corporation's growth.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $617,000 for the nine months ended March 31, 2007, an increase of $162,000, or 35.6%, over the same period in 2006. The increase resulted from a $472,000, or 35.4%, increase in earnings before taxes. The Corporation's effective tax rates were 34.2% and 34.1% for the nine months ended March 31, 2007 and 2006, respectively.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2007 and 2006
-----------------------

General
-------

The Corporation's net earnings totaled $347,000 for the three months ended March 31, 2007, an increase of $69,000, or 24.8%, from the net earnings of $278,000 recorded in the comparable period in 2006. The increase in net earnings resulted from increases of $91,000, or 6.0%, in net interest income and $52,000, or 71.2%, in other operating income and a decrease of $17,000, or 1.5%, in general, administrative and other expenses, which were partially offset by increases of $55,000, or 137.5% in the provision for losses on loans and $36,000, or 24.8%, in the provision for federal income taxes.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2007 and 2006 (continued)
-----------------------

Net Interest Income
-------------------

Total interest income increased by $456,000, or 18.9%, to $2.9 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Interest income on loans increased by $457,000, or 20.1%, due to an increase of $11.8 million, or 8.7%, in the average loan portfolio balance outstanding and a 70 basis point increase in yield. The current period increase in yield generally reflects upward repricing of adjustable rate loans in the portfolio. Interest income on investment securities, interest-bearing deposits and other assets increased by $3,000, or 2.2%, to a total of $139,000 for the three months ended March 31, 2007, due to a $104,000, or 1.0%, increase in the average balance outstanding and a 6 basis point increase in yield. Interest income on mortgage-backed securities decreased by $4,000, or 40.0%, due to a decrease of $260,000, or 40.1%, in the average balance outstanding which was partially offset by a 124 basis point increase in yield.

Total interest expense increased by $365,000, or 40.0%, to $1.3 million for the three months ended March 31, 2007, compared to the three months ended March 31, 2006. Interest expense on deposits increased by $358,000, or 48.1%, due to a 87 basis point increase in the average cost of deposits, to 3.30%, and a $11.0 million, or 8.9%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $7,000, or 4.2%, due to a decrease of $870,000, or 5.9%, in the average balance of advances outstanding, which was partially offset by a 50 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $91,000, or 6.0%, for the three months ended March 31, 2007, compared to the same period in 2006. The interest rate spread was 3.73% and 3.87%, and the net interest margin was 4.00% and 4.07%, for the three-month periods ended March 31, 2007 and 2006, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $95,000 provision for losses on loans during the three months ended March 31, 2007, and a $40,000 provision for the comparable quarter in 2006. The increase in the allowance for losses on loans was primarily due to a combination of loan portfolio growth, net charge-offs and management's assessment of current economic conditions applied to the portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $125,000 for the three months ended March 31, 2007, an increase of $52,000, or 71.2%, from the 2006 total. The increase was due to increases of $48,000, or 114.3%, in other operating income and $4,000, or 12.9%, in gain on sale of loans. The increase in other operating income was primarily due to an increase in service charges and other fee income.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2007 and 2006 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended March 31, 2007, a decrease of $17,000 or 1.5%, compared to the same period in 2006. The decrease in general, administrative and other expense resulted from decreases of $33,000, or 6.0%, in employee compensation and $6,000, or 6.6%, in data processing, which were partially offset by increases of $13,000, or 4.1% in other operating expense, $7,000, or 6.9%, in occupancy and equipment, and $2,000, or 3.6%, in franchise tax. The decrease in employee compensation and benefits during the 2007 quarter is largely attributable to lower accrual for incentive compensation.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $181,000 for the three months ended March 31, 2007, an increase of $36,000, or 24.8%, over the same period in 2006. The increase resulted from a $105,000, or 24.8%, increase in earnings before taxes. The Corporation's effective tax rates was 34.3% for both the three months ended March 31, 2007 and 2006.

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


Date: May 15, 2007                     By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: May 15, 2007                     By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer