Form 10KSB
period 2007-06-30
FFD FINANCIAL CORP/OH
filed 2007-09-28
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2007

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
       For the transition period from ______________ to ________________

                        Commission file number: 0-27916

                           FFD FINANCIAL CORPORATION
              ---------------------------------------------------
                 (Name of small business issuer in its charter)

                  Ohio                                  34-1821148
     -------------------------------    ---------------------------------------
     (State or other jurisdiction of    (I.R.S. Employer Identification Number)
      incorporation of organization)

                  321 North Wooster Avenue, Dover, Ohio 44622
              ---------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (330) 364-7777

         Securities registered under Section 12(b) of the Exchange Act:

                                                     The NASDAQ Stock Market LLC
         Common Shares, without par value              (NASDAQ Capital Market)
        ----------------------------------           ---------------------------
                (Title of each class)                  (Name of each exchange
                                                         on which registered)

         Securities registered under Section 12(g) of the Exchange Act:

                                      None
                                ----------------
                                (Title of class)

      Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act. [ ]

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

      Indicate by check mark  whether  the  registrant  is a shell  company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No X
                                                ---   ---

      The issuer's revenues for the fiscal year ended June 30, 2007, were $12.0 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the NASDAQ Capital Market, was $12.1 million on September 20, 2007.

         1,100,854 of the issuer's common shares were issued and outstanding on September 20, 2007.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2007. Part III of Form 10-KSB - Portions of the Proxy Statement for the 2007 Annual Meeting of Shareholders.

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

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed to a federal savings bank charter under the name "First Federal Savings Bank of Dover, " and in August 2001, First Federal adopted its present name. First Federal presently conducts its business from its main office in Dover, Ohio, branches in Dover, New Philadelphia and Sugarcreek, Ohio, and a limited service office in Coshocton, Ohio. The Sugarcreek, Ohio location was converted from a limited service office to a branch office in September 2007.

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

      First Federal's business involves attracting deposits from individual and business customers and using these deposits to originate loans to individuals and businesses in its primary market area, which consists of Tuscarawas and contiguous counties in Ohio. First Federal provides deposit products including checking, savings, money market and individual retirement accounts and certificates of deposit, and originates residential and home equity loans, construction loans, nonresidential real estate loans, business loans, and consumer loans. Loan funds are obtained primarily from deposits and loan repayments. First Federal also obtains advances from the Federal Home Loan Bank ("FHLB") of Cincinnati when other sources of funds are inadequate to fund loan demand. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law. Additionally, First Federal provides access to its products and services via the Internet at www.onlinefirstfed.com.

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

Lending Activities

      General. First Federal's principal lending activities are the origination of real estate loans secured by one- to four-family residential properties, nonresidential real estate loans, and commercial loans in First Federal's primary market area. To a lesser extent, First Federal also originates loans secured by multifamily properties containing five units or more, construction loans, and various types of consumer loans.

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                          At June 30,
                                   ------------------------------------------------------------
                                          2007                  2006                 2005
                                   ------------------   ------------------    -----------------
                                   Percent               Percent              Percent
                                   of total             of total              of total
                                    loans      Amount     loans     Amount     loans     Amount
                                    -----      ------     -----     ------     -----     ------
                                                     (Dollars in thousands)

One- to four-family (1)            $ 66,018      42.3%   $ 64,102     44.1%    $ 60,470    45.2%
Multifamily (1)                       8,325       5.3      10,120      7.0        9,082     6.8
Nonresidential and land (1)          58,139      37.3      48,337     33.3       42,763    31.9
Commercial - secured                 16,601      10.6      16,408     11.3       16,388    12.2
Commercial - unsecured                  124       0.1         273      0.2          279     0.2
Consumer                              6,857       4.4       5,969      4.1        4,896     3.7
                                   --------              --------              --------
   Total loans                      156,064     100.0%    145,209    100.0%     133,878   100.0%
                                                =====                =====                =====

Deferred loan origination costs         157                   153                   139
Undisbursed portion of loans in
  process                            (2,009)               (1,647)               (2,770)
Allowance for loan losses              (930)                 (752)                 (766)
                                   --------              --------              --------

   Loans receivable, net           $153,282              $142,963              $130,481
                                   ========              ========              ========

------------------
(1)  Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2007, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

                           Due during the year ending    Due 4-5       Due 6-10     Due more
                                    June 30,              years          years       than 10
                           --------------------------     after          after        years
                            2008      2009     2010      6/30/07       6/30/07       6/30/07      Total
                          -------   -------   ------     -------       -------      -------     ---------
                                                             (In thousands)
Residential real estate   $10,061   $ 3,762   $4,036     $ 8,970       $28,786      $18,728     $  74,343
   (1)
Nonresidential and land     3,054     3,280    3,523       7,849        25,311       15,122       58,139
Commercial loans           10,593     6,132        -           -             -            -       16,725
Consumer loans              1,811     1,983    2,152         911               -            -       6,857
                         --------   -------  -------   ---------     -----------  -----------  ----------
   Total loans            $25,519   $15,157   $9,711     $17,730       $54,097      $33,850     $156,064
                          =======   =======   ======     =======       =======      =======     ========

-------------------
(1) Includes one- to four-family and multifamily loans.

      The following table sets forth the dollar amount of all loans due after June 30, 2008 which have fixed interest rates and which have floating or adjustable interest rates:

                                                        Due after June 30, 2008
                                                        -----------------------
                                                            (In thousands)

         Fixed rate of interest                                $ 22,670
         Adjustable rate of interest                            107,875
                                                               --------
                                                               $130,545
                                                               ========


      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in its primary market area. First Federal also originates home equity loans secured by mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $66.0 million, or 42.3% of total loans, at June 30, 2007.

      First Federal offers adjustable-rate mortgage loans ("ARMs") for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years. Typically, most of First Federal's ARMs are one-year. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. A limited number of First Federal's ARMs have a maximum adjustment of 6% over the term of the loan.

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

      First Federal originates fixed-rate loans with terms of up to 30 years, although the majority of First Federal's fixed-rate loans are sold in the secondary market, usually with servicing retained.

      To a lesser extent, First Federal makes loans for the construction of residential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms from 15 to 30 years. Construction loans are made to owner-occupants for the construction of single-family homes by a general contractor and to developers for the construction of single-family homes.

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

      Regulations limit the amount that First Federal may lend in relation to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Lending policies of First Federal limit the maximum ("Loan-to-Value Ratio" or "LTVs") loan amount without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property. However, First Federal makes one-to four-family real estate loans in excess of 80% LTVs. For owner occupied properties, loan to value ratios of 100%, 95% and 80% are available for single family, duplex and three to four family respectively with private mortgage insurance. First Federal also has adjustable rate loans for owner occupied properties with LTV's up to 89% and an affordable housing loan program under which it originates a small number of adjustable rate loans with LTVs of up to 95% without private mortgage insurance. For non-owner occupied properties loan to value ratios of 90% and 75% are available for 1-2 family and 3-4 family respectively with private mortgage insurance for fixed rate loans. For non-owner occupied properties maximum loan to value of 85% on adjustable rate loans without private mortgage insurance.

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Typically, home equity lines of credit, when added to any prior indebtedness secured by the real estate, do not exceed 89% of the estimated value of the real estate. For borrowers with high credit ratings, First Federal also originates a small number of home equity lines of credit up to 95%. First Federal's home equity loans have terms of up to 15 years. Premier lines of credit to certain limited high net worth borrowers are made for amounts which may exceed the estimated value of the underlying real estate. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2007, First Federal's one- to four-family residential real estate loan portfolio included $14.2 million in home equity loans.

      Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of these loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

      Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the borrower's creditworthiness and the projected income from the project and by obtaining personal guarantees on loans made to corporations, partnerships and limited liability companies.

      At June 30, 2007, loans secured by multifamily properties totaled approximately $8.3 million, or 5.3% of total loans.

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

      Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If, for example, leases are not obtained or renewed, the cash flow on the property may be reduced and the borrower's ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the borrower's credit history and past performance, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property, personal guarantees and appraisals supporting the property's valuation.

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

      At June 30, 2007, First Federal had a total of $58.1 million, or 37.3% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2007, nonresidential mortgage and land loans totaled 321% of First Federal's capital.

      Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by inventory, accounts receivable, machinery, personal guarantees or other assets of the borrower. The LTV ratios for commercial loans depend upon the nature of the underlying collateral, but generally commercial loans are made with LTVs of not more than 85% and have adjustable interest rates with terms up to 7 years.

      Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by general economic conditions.

      At June 30, 2007, First Federal had approximately $16.7 million, or 10.7% of total loans, invested in commercial loans. OTS regulations limit the amount of First Federal's commercial loans to 20% of First Federal's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2007, First Federal complied with this limit.

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

      At June 30, 2007, First Federal had approximately $6.9 million, or 4.4% of First Federal's total loans, invested in consumer loans.

      Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, newspaper, television, and radio advertisements, solicitations by First Federal's lending staff, automobile and boat dealers, word of mouth and walk-in customers.

      Loan applications for real estate loans are taken by First Federal's loan personnel. First Federal typically obtains a credit report, verification of income and other documentation concerning the borrower's creditworthiness. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a certified appraiser approved by the Board of Directors. For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal or evaluation and the receipt of information on the borrower's credit history, the loan application is reviewed in accordance with First Federal's underwriting guidelines.

      Loan applications for non-residential real estate loans are taken by First Federal's loan personnel. First Federal typically obtains information from the business entity and any guarantors that will include, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. An appraisal or evaluation of the fair market value of the real estate which will be given as security for the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the builder's experience and record. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is reviewed in accordance with First Federal's underwriting guidelines.

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

      Loan applications for commercial loans are taken by First Federal's loan personnel. First Federal typically obtains information from the business entity and any guarantors that will include, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. Documentation, an appraisal or an evaluation of the fair market value of the collateral which will be given as security for the loan is typically obtained. This can take the form of officer inspection, book value, aging schedules, borrowing base reports, or appraisals prepared by a staff appraiser or an industry field expert or dealer. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is reviewed in accordance with First Federal's underwriting guidelines.

      Loan applications for consumer loans are taken by First Federal's loan personnel, with the exception of some auto loan applications taken by the auto dealer and provided to First Federal. Underwriting guidelines require that a credit report, verification of income and other documents concerning the borrower's creditworthiness are obtained. An appraisal or evaluation of the fair market value of the collateral, which will be given as security for the loan, is typically obtained. Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any.

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to Freddie Mac, and First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2007, First Federal sold approximately $10.4 million in loans, including approximately $8.9 million to Freddie Mac and $1.5 million in servicing released loans to other secondary market purchasers, and sold approximately $1.3 million in loan participations to other financial institutions.

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

      Based on the 15% limit, First Federal was able to lend approximately $2.7 million to one borrower at June 30, 2007. The largest amount First Federal had outstanding to one borrower at June 30, 2007, was $2.3 million.

      Loan Origination and Other Fees. First Federal receives loan origination fees and other fee income from its lending activities, including late payment charges, application fees and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. All nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

      Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the principal and interest amount after 15 days for fixed-rate and ARM loans and 30 days for some older ARMs. When a loan is 15 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal usually contacts the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection, unless the Board of Directors authorizes alternative payment arrangements to eliminate the arrearage. First Federal bases a decision as to whether and when to initiate foreclosure or collection proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower's ability and willingness to cooperate in curing the delinquency. Additional measures may be taken to accelerate the collection process for commercial or consumer loans.

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral, it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2007.

      The following table reflects the amount of delinquent loans as of the dates indicated:

                                    June 30, 2007                   June 30, 2006                     June 30, 2005
                            -----------------------------   -----------------------------     ----------------------------
                                                  Percent                         Percent                          Percent
                                                 of total                        of total                         of total
                            Number     Amount      loans     Number    Amount      loans      Number     Amount     loans
                            ------     ------    --------    ------    ------    --------     ------     ------   --------
                                                                (Dollars in thousands)
Loans delinquent for:
  30 - 59 days              27      $   455      0.29%       22      $  368      0.25%        13      $   210     0.16%
  60 - 89 days              12          307      0.20%       14         506      0.35%        15          484     0.36%
  90 days and over          12          806      0.52%       17         492      0.34%        16          685     0.51%
                            --       ------      ----        --      ------      ----         --       ------     ----
Total delinquent loans      51       $1,568      1.01%       53      $1,366      0.94%        44       $1,379     1.03%
                            ==       ======      ====        ==      ======      ====         ==       ======     ====

      Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal stops accruing interest on all real estate loans that are delinquent 90 days or more, and interest accrual may stop before a loan is 90 days delinquent if, in the opinion of management, the collateral value is not adequate to cover the outstanding principal and interest. First Federal places a loan on nonaccrual status when delinquent 90 days or, in management's judgment, the collection of interest contractually past due is unlikely.

      The following table sets forth information with respect to First Federal's nonaccruing, impaired and nonperforming loans and nonperforming assets at the dates indicated.

                                                          At June 30,
                                                ------------------------------
                                                 2007        2006        2005
                                               -------      ------      ------
                                                    (Dollars in thousands)

Impaired nonperforming loans                   $  639       $  108      $  440
Impaired performing loans                          90          780         533
                                               -------      ------      ------

   Total impaired loans                           729          888         973

Other nonperforming loans                          77          383         243
                                               -------      ------      ------

   Total nonperforming and impaired loans         806        1,271       1,216

Real estate acquired through foreclosure            -            -           -
                                               -------      ------      ------

   Total nonperforming and impaired assets     $   806      $1,271      $1,216
                                               =======      ======      ======

Total nonperforming and impaired loans as
  a percent of total loans                       0.52%        0.88%       0.91%

Allowance for loan losses as a percent of
  nonperforming and impaired loans             115.38%       59.17%      62.99%

Total nonperforming and impaired assets to
  total assets                                   0.47%        0.79%       0.82%

      For the year ended June 30, 2007, interest income of $43,000 would have been recorded on nonaccruing loans had they been accruing pursuant to contractual terms.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. OTS regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2007, First Federal had $2.4 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                              At June 30,
                                ----------------------------------------
                                 2007            2006              2005
                                ------          ------            ------
                                           (In thousands)
    Classified assets:
      Substandard               $1,391          $  993            $1,041
      Doubtful                     137             184               108
                                ------          ------            ------
      Total                     $1,528          $1,177            $1,149
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

      Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, loan charge-offs, current and anticipated economic conditions in First Federal's primary lending area, past loss experience and probable losses arising from specific problem assets.

      The single largest component of First Federal's loan portfolio consists of one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's primary lending area, consisting of Tuscarawas and contiguous counties in Ohio, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to a historically low charge-off rate. Substantially all of First Federal's other real estate loans are also secured by properties in First Federal's primary lending area. First Federal has not experienced any significant charge-offs from these other real estate loan categories in recent years. Consumer loans are a small portion of First Federal's total loans. Some consumer loans are unsecured and others are secured by collateral that declines in value, which entails a higher degree of risk than real estate loans.

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

         The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                    Year ended June 30,
                                            ----------------------------------
                                            2007          2006            2005
                                            ----          ----            ----
                                                (Dollars in thousands)

Balance at beginning of period              $752          $766            $779
Charge-offs                                 (100)         (184)            (24)
Recoveries                                     3            10               -
Provision for losses on loans                275           160              11
                                            ----          ----            ----
Balance at end of period                    $930          $752            $766
                                            ====          ====            ====

Ratio of net charge-offs to average
  loans outstanding during the period       0.07%         0.13%           0.02%

Ratio of allowance for loan losses to
  total loans                               0.60%         0.52%           0.57%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                               At June 30,
                           -----------------------------------------------------------------------------------
                                   2007                          2006                           2005
                           -----------------------     -------------------------     -------------------------
                                       Percent of                   Percent of                    Percent of
                                     loans in each                 loans in each                loans in each
                                      category to                   category to                  category to
                           Amount     total loans       Amount      total loans      Amount      total loans
                           ------    -------------      ------     -------------     ------     -------------
                                                   (Dollars in thousands)
Balance at year end
  applicable to:
    Real estate loans       $291         84.9%           $285         84.4%           $205           83.9%
    Commercial loans         501         10.7             463         11.5             557           12.4
    Consumer loans           138          4.4               4          4.1               4            3.7
                            ----        -----            ----        -----            ----          -----
      Total                 $930        100.0%           $752        100.0%           $766          100.0%
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

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:



                                                                         At June 30,
                           -------------------------------------------------------------------------------------------------------
                                         2007                               2006                               2005
                           ---------------------------------  ---------------------------------  ---------------------------------
                           Amortized  % of    Market  % of    Amortized  % of    Market  % of    Amortized  % of    Market  % of
                             cost     total   Value   total     cost     total   value   total     cost     total   value   total
                           ---------  -----   ------  -----   ---------  -----   ------  -----   ---------  -----   ------  -----
                                                                   (Dollars in thousands)
Investment securities
designated as available
for sale:
  U.S. Government and
    agency obligations      $3,499     90.6%  $3,448   90.4%   $3,500     86.2%  $3,353   85.6%   $3,500     82.9%  $3,485  82.8%

Mortgage-backed securities
  designated as held to
  maturity                      97      2.5       98    2.6       130      3.2      131    3.4       220      5.2      225    5.3
Mortgage-backed securities
  designated as available
  for sale                     266      6.9      267    7.0       429     10.6      431   11.0       500     11.9      500   11.9
                            ------    -----   ------  -----    ------    -----   ------  -----    ------    -----   ------  -----
Total mortgage-backed
  securities                   363      9.4      365    9.6       559     13.8      562   14.4       720     17.1      725   17.2
                            ------    -----   ------  -----    ------    -----   ------  -----    ------    -----   ------  -----
Total investment securities
  and mortgage-backed
  securities                $3,862    100.0%  $3,813  100.0%   $4,059    100.0%  $3,915  100.0%   $4,220    100.0%  $4,210  100.0%
                            ======    =====   ======  =====    ======    =====   ======  =====    ======    =====   ======  =====

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2007, are indicated in the following table:


                                        After one year        After five          After ten
                  Less than one year  through five years  through ten years         years                      Total
                  ------------------  ------------------  ------------------  ------------------  --------------------------------
                  Carrying    Average   Carrying    Average   Carrying    Average   Carrying    Average   Carrying     Weighted-
                    value      yield      value      yield      value      yield      value      yield      value     average yield
                  ---------   -------   ---------   -------   ---------   -------   ---------   -------   ---------   -------------
                                                               (Dollars in thousands)

U.S. Government and
 agency obligations   $ -        -%        $ -         -%      $2,456      4.20%      $  992      5.00%     $3,448        4.43%
Mortgage-backed
 securities             2     7.06          15      8.51            8     12.81          339      6.77         364        6.97
                      ---     ----         ---      ----       ------     -----       ------      ----      ------        ----
                      $ 2     7.06%        $15      8.51%      $2,464      4.23%      $1,331      5.45%     $3,812        4.67%
                      ===     ====         ===      ====       ======     =====       ======      ====      ======        ====

Deposits and Borrowings

      Deposits. Deposits have traditionally been First Federal's primary source of funds for use in lending and other investment activities. Deposits are attracted principally from within First Federal's primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal ("NOW") accounts, passbook savings accounts, health savings accounts, individual retirement accounts ("IRAs") and certificate of deposit ("CDs") accounts. Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by First Federal's management based on liquidity requirements, growth goals and interest rates paid by competitors. First Federal does not use brokers to attract deposits. First Federal's lending activities have also contributed to deposit growth due to its focus on developing relationships with commercial borrowers.

      At June 30, 2007, First Federal's CDs totaled $77.3 million, or 55.3% of total deposits. Of this amount, approximately $53.1 million mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these CDs will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                      At June 30,
                                        -------------------------------------------------------------------------
                                                2007                      2006                      2005
                                        ---------------------     ---------------------     ---------------------
                                                     Percent                   Percent                   Percent
                                                     of total                  of total                  of total
                                         Amount      deposits      Amount      deposits      Amount      deposits
                                         ------      --------      ------      --------      ------      --------
                                                                 (Dollars in thousands)


Transaction accounts:
  Demand deposit accounts               $  9,984        7.1%        $10,114       8.3%       $  9,386       8.4%
  NOW and money market accounts (1)       28,785       20.6          16,546      13.5          13,998      12.6
  Passbook savings accounts (2)           23,840       17.0          32,987      27.1          32,253      28.9
                                        --------      -----        --------     -----        --------     -----
  Total transaction accounts              62,609       44.7          59,647      48.9          55,637      49.9

CDs:
  0.50 - 1.00%                          $      -          -        $      -         -             493       0.4
  1.01 - 2.00%                                16        0.0           1,119       0.9           5,762       5.2
  2.01 - 4.00%                            10,895        7.8          25,535      20.6          35,409      31.8
  4.01 - 6.00%                            66,402       47.5          35,618      29.5          14,194      12.7
                                        --------      -----        --------     -----        --------     -----
    Total CDs (3)                         77,313       55.3          62,272      51.1          55,858      50.1
                                        --------      -----        --------     -----        --------     -----

    Total deposits                      $139,922      100.0%       $121,919     100.0%       $111,495     100.0%
                                        ========      =====        ========     =====        ========     =====

-------------------

(1) The weighted-average interest rates on NOW and money market accounts were 2.36% at June 30, 2007, 0.84% at
    June 30, 2006 and 0.38% at June 30, 2005.

(2) The weighted-average interest rates on passbook accounts were 1.87% at June 30, 2007, 1.16% at June 30, 2006 and 1.14% at June 30, 2005.

(3) The weighted-average rates on all CDs were 4.77% at June 30, 2007, 4.03% at June 30, 2006 and 3.30% at June
    30, 2005.

         The following table shows rate and maturity information for First Federal's CDs at June 30, 2007:

                                              Amount Due
                            ------------------------------------------------
                                          Over          Over
                             Up to      1 year to     3 years to
      Rate                  1 year       3 years       5 years        Total
      ----                  ------      ---------     ----------      -----
                                             (In thousands)

      1.01 - 2.00%          $     -     $    16         $    -       $    16
      2.01 - 4.00%            8,181       2,714              -        10,895
      4.01 - 6.00%           44,917      19,778          1,707        66,402
                            -------     -------         ------       -------

        Total               $53,098     $22,508         $1,707       $77,313
                            =======     =======         ======       =======

         The following table presents the amount of First Federal's CDs of $100,000 or more by the time remaining until maturity at June 30, 2007:

          Maturity                                     Amount
          --------                                     ------
                                                   (In thousands)

          Three months or less                         $ 3,745
          Over 3 months to 6 months                      6,165
          Over 6 months to 12 months                     6,724
          Over 12 months                                 6,968
                                                       -------

            Total                                      $23,602
                                                       =======

      Borrowings. First Federal's primary alternative source of funds is FHLB advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% of its outstanding advances from the FHLB. First Federal complied with this requirement at June 30, 2007, with an investment in stock of the FHLB of Cincinnati of $2.3 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2007, First Federal had $13.1 million of outstanding FHLB advances.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                      At June 30,
                                        -------------------------------------
                                           2007          2006          2005
                                           ----          ----          ----
                                                (Dollars in thousands)

FHLB advances                             $13,055       $18,428       $17,880
Weighted-average interest rate               4.90%         5.22%         4.32%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                                 Year ended June 30,
                                        -------------------------------------
                                           2007          2006          2005
                                           ----          ----          ----
                                                (Dollars in thousands)
Maximum balance                           $18,428       $23,018       $17,938
Average balance                           $14,295       $17,683       $13,882
Weighted-average interest rate               5.31%         4.55%         4.35%

      FFD entered into a Business Loan Agreement on March 20, 2006, with The Huntington National Bank permitting borrowings by FFD up to an aggregate principal amount of $2,500,000. At June 30, 2007, FFD had no borrowings outstanding under this line of credit.

Competition

      First Federal competes for deposits with other savings associations, commercial banks, credit unions, brokerage firms and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, First Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. First Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). DSC was originally incorporated for the primary purpose of holding shares in First Federal's data processing provider, Intrieve, Incorporated ("Intrieve"). In April 2005, Intrieve was acquired by Harland Financial Solutions, Inc. As a result, DSC received cash of approximately $344,000 for its Intrieve shares. DSC received an additional $35,000 in holdback proceeds in fiscal 2006. The proceeds from the sale of Intrieve shares are held by DSC in a savings account in First Federal, which is DSC's only asset. The net book value of First Federal's investment in DSC at June 30, 2007, was approximately $15,000.

Personnel

      At June 30, 2007, First Federal had 48 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability and life insurance benefits. None of First Federal's employees is represented by a collective bargaining unit.

                                   REGULATION

General

      As a savings and loan holding company, FFD is subject to regulation, examination and oversight by the OTS and is required to submit periodic reports to the OTS concerning its activities and financial condition. As an Ohio corporation, FFD is subject to provisions of the Ohio Revised Code applicable to corporations generally. As a publicly-traded company, FFD is also subject to regulation by the SEC.

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

      Regulatory Capital Requirements. OTS regulations require First Federal to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets (except for associations with the highest examination rating and acceptable levels of risk) and risk-based capital equal to 8% of risk-weighted assets. At June 30, 2007, First Federal exceeded these requirements with tangible capital of 10.0%, core capital of 10.0% and total risk-based capital of 13.2%.

      The OTS has adopted regulations governing prompt corrective action to address capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive operations and limits, and the OTS has less flexibility in determining how to resolve the problems of the institution. In addition, the OTS generally can downgrade an association's capital category if the association is deemed to be engaging in an unsafe or unsound practice or it is deemed to be in an unsafe or unsound condition. An undercapitalized association is subject to increased monitoring and asset growth restrictions and is required to obtain prior approval for acquisitions, branching and engaging in new lines of business. In addition, each company controlling an undercapitalized association must guarantee that the association will comply with its capital plan until the association has been adequately capitalized on average during each of four preceding calendar quarters and must provide adequate assurances of performance. Except under limited circumstances, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level. First Federal's capital at June 30, 2007, met the standards for the highest category, a "well-capitalized" institution.

      Limitations on Capital Distributions. The OTS imposes various restrictions or requirements on the ability of savings associations to make capital distributions. Federal law prohibits a savings association from making a capital distribution if, after the distribution or payment, the association would be undercapitalized. Capital distributions include payments of cash dividends, stock repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

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

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by a FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2007, First Federal was a QTL.

      Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit, and the total of such loans cannot exceed the association's Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the "disinterested" directors of the association, with any "interested" director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal complied with such restrictions at June 30, 2007.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of the institution's capital stock and surplus, (ii) limit the aggregate of all covered transactions with all affiliates up to an amount equal to 20% of the capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes making loans and extending credit, purchasing assets, accepting securities issued by an affiliate as collateral, issuing a guarantee and other similar types of transactions. In addition, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal complied with these requirements and restrictions at June 30, 2007.

Federal Deposit Insurance Corporation

      First Federal's deposit accounts are insured by the FDIC up to applicable limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

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

      The Deposit Insurance Reform Act of 2005 and its companion bill, the Deposit Insurance Reform Conforming Amendments Act of 2005 (collectively, the "Deposit Insurance Reform Acts"), resulted in the merger of the Bank Insurance Fund ("BIF") and the SAIF into the combined Deposit Insurance Fund ("DIF"). The Deposit Insurance Reform Acts provide for several additional changes to the deposit insurance system, including the following: (i) increasing the deposit insurance limit for retirement accounts from $100,000 to $250,000; (ii) adjusting the deposit insurance limits (currently $100,000 for accounts other than retirement accounts) every five years based on an inflation index, with the first adjustment to be effective on January 1, 2011; (iii) providing pass-through deposit insurance for the deposits of employee benefit plans (but prohibiting undercapitalized depository institutions from accepting employee benefit plan deposits); (iv) allocating an aggregate of $4.7 billion of one-time credits to offset the premiums of depository institutions based on their assessment bases at the end of 1996; (v) establishing rules for awarding cash dividends to depository institutions, based on their relative contributions to the DIF and its predecessor funds, when the DIF reserve ratio reaches certain levels; and (vi) revising the rules and procedures for risk-based premium assessments.

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $45.8 million (subject to an exemption of up to $8.5 million), and of 10% of net transaction accounts in excess of $45.8 million. At June 30, 2007, First Federal complied with its reserve requirements.

Holding Company Regulation

      As a unitary savings and loan holding company, FFD generally has no restrictions on its activities. If, however, the OTS determines that there is reasonable cause to believe that the continuation of an activity by a holding company constitutes a serious risk to the financial safety, soundness or stability of its subsidiary savings association, the OTS may impose restrictions it deems necessary to address such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. If the savings association subsidiary of a holding company fails to meet the QTL test, then the holding company would become subject to the activities restrictions applicable to multiple holding companies. At June 30, 2007, First Federal qualified as a QTL.

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

      After the initial three-year moratorium, such a transaction may not occur unless (i) one of the specified exceptions applies (ii) the holders of two-thirds of the voting shares, and a majority of the voting shares not beneficially owned by the Interested Shareholders, approve the transaction at a meeting called for such purpose; or (iii) the transaction meets certain statutory criteria designed to ensure that the issuing public corporation's remaining shareholders receive fair consideration for their shares.

      Control Share Acquisition Statute. Section 1701.831 of the Ohio Revised Code (the "Control Share Acquisition Statute") requires that, with certain exceptions, acquisitions of shares which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding shares of an Ohio corporation (a "Control Share Acquisition") must be approved in advance by (i) the holders of a majority of the outstanding voting shares of the corporation represented at a meeting at which a quorum is present, and (ii) a majority of the portion of the outstanding voting shares represented at the meeting, excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation.

Regulation of Acquisitions of Control of FFD and First Federal

      Federal law generally requires regulatory approval of acquisitions at specified levels. Under applicable federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days' prior notice to the OTS. "Control" is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed "control" if certain factors exist. If the acquisition of control is by a company, the acquiror must obtain OTS approval of the acquisition. In addition, OTS approval must be obtained for any merger involving FFD or First Federal.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2007, First Federal's pre-1988 reserves totaled approximately $1.65 million. See Notes A and J to the Consolidated Financial Statements for additional information.

      First Federal's tax returns have been audited or closed without audit through 2002. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on First Federal's financial condition.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2007.

      First Federal is a "financial institution" for Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on "financial institutions," which is imposed at a rate of 1.3% of the taxable book net worth. As a "financial institution," First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

      Ohio imposes a commercial activity tax on gross receipts in excess of $150,000; however, gross receipts of financial institutions and their holding companies are exempt from this tax.

Item 2.  Description of Property.

      The following table sets forth certain information at June 30, 2007, regarding the properties on which First Federal's main office, branch offices and full service offices are located:

                                          Office          Owned       Date          Lease                  Net
Location                                   type         or leased   acquired   expiration date          book value
--------                                   ----         ---------   --------   ---------------          ----------
                                                                                                      (In thousands)

321 North Wooster Avenue
Dover, Ohio  44622                         Main           Owned       1/96           N/A                   $677

224 West High Avenue
New Philadelphia, Ohio 44663              Branch          Owned       11/97          N/A                   $271

902 Boulevard
Dover, Ohio  44622                        Branch          Owned       12/01          N/A                   $767

406 South 2nd St., Suite 3               Limited
Coshocton, Ohio 43812                 Service Office      Leased      3/05           2/08                  $ 2

1047 W. Main St., Suite C                 Branch
Sugarcreek, Ohio 44681               (Limited Service     Leased      3/05           4/08                  $ 3
                                      Office Through
                                       August 2007)

      There are no mortgages or liens on the property owned by First Federal. FFD believes that all office locations are adequately covered by insurance and are in good physical condition. At June 30, 2007, First Federal's office premises and equipment had a total net book value of approximately $2.3 million. For additional information regarding First

Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation 2007 Annual Report for the fiscal year ended June 30, 2007 (the "Annual Report").

Item 3.  Legal Proceedings.

      Neither FFD nor First Federal is presently involved in any legal proceedings of a material nature. From time to time, First Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by First Federal.

Item 4.  Submission of Matters to a Vote of Security Holders.

      Not applicable.

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      The information contained in the Annual Report under the caption "MARKET PRICE OF FFD'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS" is incorporated herein by reference. At September 5, 2007, FFD had approximately 502 shareholders of record.

      During the quarter ended June 30, 2007, FFD did not issue any unregistered shares.

      FFD did not repurchase any shares during the quarter ended June 30, 2007.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The information contained in the Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

Item 7.  Financial Statements.

      The Consolidated Financial Statements appearing in the Annual Report, including the report of Crowe Chizek and Company LLC dated September 11, 2007, are incorporated herein by reference. The report of Grant Thornton LLP dated September 6, 2006 is set forth below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
FFD Financial Corporation

      We have audited the accompanying consolidated statements of financial condition of FFD Financial Corporation as of June 30, 2006 and 2005, and the related consolidated statements of earnings, comprehensive income, shareholders' equity and cash flows for each of the two years in the period ended June 30, 2006. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Corporation is not required to have, nor were we engaged to perform an audit if its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis of our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of FFD Financial Corporation as of June 30, 2006 and 2005, and the results of its operations and its cash flows for each of the two years in the period ended June 30, 2006 in conformity with accounting principles generally accepted in the United States of America.

      As more fully described in Note A, the Corporation adopted the provisions of SFAS No. 123(R) "Share Based Payment" during the year ended June 30, 2006.

/s/ Grant Thornton LLP

Cincinnati, Ohio
September 5, 2006

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

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for FFD's 2007 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CORPORATE GOVERNANCE - Meetings of the Board and Committees" is incorporated herein by reference.

      FFD has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees that complies with SEC and NASDAQ requirements. A copy of FFD's Code of Business Conduct and Ethics may be obtained without charge upon written request to FFD's Secretary at 321 North Wooster Avenue, Dover, Ohio 44622.

Item 10. Executive Compensation.

      The information contained in the Proxy Statement under the captions "EXECUTIVE OFFICERS - Executive Compensation; - Stock Option Information; - Change of Control Agreements; and - Retirement Benefits" and "CORPORATE GOVERNANCE - Director Compensation" is incorporated herein by reference.

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

      The following table shows for the 1996 Plan and the Directors Plan the
(a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and
(c) the number of common shares remaining for future issuance at June 30, 2007, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.


                                                 (a)                      (b)                        (c)
-------------------------------------------------------------------------------------------------------------------
                                                                                            Number of securities
                                                                                           remaining available for
                                         Number of securities                               future issuance under
                                          to be issued upon        Weighted-average       equity compensation plans
                                             exercise of           exercise price of        (excluding securities
Plan Category                            outstanding options      outstanding options     reflected in column (a))
-------------                            --------------------     -------------------     -------------------------

-------------------------------------------------------------------------------------------------------------------
Equity compensation plans approved             20,835                   $11.02                          -
by security holders (the 1996 Option
Plan) (1)

-------------------------------------------------------------------------------------------------------------------

Equity compensation plans not                   8,945                    10.10                      3,305
approved by security holders (the
Directors Plan) (2)

-------------------------------------------------------------------------------------------------------------------

Total                                          29,780                   $10.75                      3,305
                                               ======                   ======                      =====

-------------------------------------------------------------------------------------------------------------------

(1) On October 8, 2006, the 1996 Plan terminated as to new awards and, as a result, no shares remain available for future awards under such plan.

(2) The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L.
    Gundy upon his election as a director at the 2002 Annual Meeting of Shareholders. There were 12,250 options authorized for issuance under the Directors Plan, of which 8,945 are presently outstanding. As of September
    26, 2007, no options granted under the Directors Plan have been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the "fair market value" (as defined in the Directors Plan) of FFD's common shares on the date of the grant.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      The information contained in the Proxy Statement under the caption "RELATED PERSON TRANSACTIONS" and "CORPORATE GOVERNANCE - Director Independence; and - Meetings of the Board and Committees" is incorporated by reference.

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

10.4 Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated June 12, 2003

10.5 Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated June 12, 2003

10.6 Change of Control Agreement between First Federal Community Bank and Sally K. O'Donnell dated June 12, 2003

10.7 Business Loan Agreement between FFD Financial Corporation and The Huntington National Bank dated March 20, 2006

10.8 Stock Purchase Agreement dated October 18, 2006, by and among FFD Financial Corporation, Ancora Advisors, LLC, Merlin Partners, L.P., ELI Investment Partners, L.P., Ancora Capital, Inc., CNM Management, LLC, Umberto Fedeli, Carmen Ilacqua, Fred DiSanto and Richard Barone

13 2007 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Consolidated Financial Statements)

20       Proxy Statement for 2007 Annual Meeting of Shareholders

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

         The information contained in the Proxy Statement under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Fees of Independent Registered Public Accounting Firms" is incorporated by reference.

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

                                       Date: September 28, 2007

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

Date:  September 28, 2007              Date:  September 28, 2007


/s/Leonard L. Gundy                    /s/Enos L. Loader
-----------------------------------    ------------------------------------
Leonard L. Gundy                       Enos L. Loader
Director                               Director

Date:  September 28, 2007              Date:  September 28, 2007


/s/Robert D. Sensel                    /s/Trent B. Troyer
-----------------------------------    ------------------------------------
Robert D. Sensel                       Trent B. Troyer
Director                               President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  September 28, 2007              Date:  September 28, 2007


/s/Robert R. Gerber
-----------------------------------
Robert R. Gerber
Senior Vice President, Chief Financial
Officer and Treasurer (Principal
Financial Officer and Principal
Accounting Officer)

Date:  September 28, 2007

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------


  3.1       Articles of Incorporation of FFD Financial             Incorporated by reference to Exhibit 3.1 to the
            Corporation                                            Registration Statement on Form S-1 (the "S-1") filed with
                                                                   the Securities and Exchange Commission (the "SEC") on
                                                                   December 15, 1995
  3.2       Certificate of Amendment to Articles of                Incorporated by reference to Exhibit 3.2 to Pre-Effective
            Incorporation of FFD Financial Corporation             Amendment No. 1 to the S-1 filed with the SEC on February
                                                                   1, 1996 ("Pre-Effective Amendment No. 1")
  3.3       Certificate of Amendment to Articles of                Incorporated by reference to Exhibit 3.3 to Pre-Effective
            Incorporation of FFD Financial Corporation             Amendment No. 1
  3.4       Code of Regulations of FFD Financial Corporation       Incorporated by reference to Exhibit 3.3 to the S-1

  10.1      FFD Financial Corporation 1996 Stock Option and        Incorporated by reference to Annex A to the Proxy
            Incentive                                              Plan, as amended Statement for the 2003 Annual Meeting of
                                                                   Shareholders, filed with the SEC on September 22, 2003 (SEC
                                                                   File No. 000-27916)

  10.2      First Federal Savings Bank of Dover Recognition and    Incorporated by reference to Exhibit 10.2 to the Annual
            Retention Plan and Trust Agreement                     Report on Form 10-KSB for the fiscal year ended June 30,
                                                                   1998, filed with the SEC on September 28, 1998 (SEC File
                                                                   No. 000-27916)

  10.3      FFD Financial Corporation 2002 Stock Option Plan       Incorporated by reference to Exhibit 10.3 to the Annual
            for Non-Employee Directors                             Report on Form 10-KSB for the fiscal year ended June 30,
                                                                   2003, filed with the SEC on September 29, 2003 (SEC File
                                                                   No. 000-27916)

  10.4      Change of Control Agreement between First Federal      Incorporated by reference to Exhibit 10.4 to the Annual
            Community Bank and Scott C. Finnell dated June 12,     Report on Form 10-KSB for the fiscal year ended June 30,
            2003                                                   2004, filed with the SEC on September 28, 2004 (SEC File
                                                                   No. 000-27916) (the "2004 10-KSB")

  10.5      Change of Control Agreement between First Federal      Incorporated by reference to Exhibit 10.5 the 2004 10-KSB
            Community Bank and Sally K. O'Donnell dated June
            12, 2003

  10.6      Change of Control Agreement between First Federal      Incorporated by reference to Exhibit 10.6 to the 2004
            Community Bank and Trent B. Troyer dated June 12,      10-KSB
            2003

  10.7      Business Loan Agreement between FFD Financial          Incorporated by reference to Exhibit 10.7 to the Annual
            Corporation and The Huntington National Bank dated     Report on Form 10-KSB for the fiscal year ended June 30,
            March 20, 2006                                         2006, filed with the SEC on September 28, 2006 (SEC File
                                                                   No. 000-27916)

  10.8      Stock Purchase Agreement dated October 18, 2006, by    Incorporated by reference to Exhibit 10 to the Current
            and among FFD Financial Corporation, Ancora            Report on Form 8-K dated October 18, 2006, filed with the
            Advisors, LLC, Merlin Partners, L.P., ELI              SEC on October 23, 2006 (SEC File No. 000-27916)
            Investment Partners, L.P., Ancora Capital, Inc.,
            CNM Management, LLC, Umberto Fedeli, Carmen
            Ilacqua, Fred DiSanto and Richard Barone.

  13        FFD Financial Corporation 2007 Annual Report to        Included herewith
            Shareholders

  20        Proxy Statement for 2007 Annual Meeting of             Incorporated by reference to the Proxy Statement for the
            Shareholders                                           2007 Annual Meeting of Shareholders, filed with the SEC on
                                                                   September 17, 2007 (SEC File No. 000-27916)

  21        Subsidiaries of FFD Financial Corporation              Incorporated by reference to Exhibit 21 to the Annual
                                                                   Report on Form 10-KSB for the fiscal year ended June 30,
                                                                   1996, filed with the SEC on September 27, 1996 (SEC File
                                                                   No. 000-27916)

  31.1      Certification of Chief Executive Officer pursuant      Included herewith
            to Section 302 of the Sarbanes-Oxley Act of 2002

  31.2      Certification of Chief Financial Officer pursuant      Included herewith
            to Section 302 of the Sarbanes-Oxley Act of 2002

  32.1      Certification of Chief Executive Officer pursuant      Included herewith
            to Section 906 of the Sarbanes-Oxley Act of 2002

  32.2      Certification of Chief Financial Officer pursuant      Included herewith
            to Section 906 of the Sarbanes-Oxley Act of 2002