Form 10QSB
period 2007-09-30
FFD FINANCIAL CORP/OH
filed 2007-11-14
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2007
                              ------------------------------

                                       OR

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:      0-27916
                       -------------------

                           FFD FINANCIAL CORPORATION
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

              Ohio                                        34-1821148
-------------------------------               ---------------------------------
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

Yes [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           November 12, 2007 - 1,086,937 common shares, no par value
           ---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX

                                                                           Page
                                                                           ----

PART I -  FINANCIAL INFORMATION

          Consolidated Statements of Financial Condition                      3

          Consolidated Statements of Earnings                                 4

          Consolidated Statements of Comprehensive Income                     5

          Condensed Consolidated Statements of Cash Flows                     6

          Notes to Consolidated Financial Statements                          7

          Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          10

          Controls and Procedures                                            12

PART II - OTHER INFORMATION                                                  13

SIGNATURES                                                                   15

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                              September 30,      June 30,
      ASSETS                                                                           2007          2007
                                                                                (Unaudited)

Cash and due from banks                                                            $  1,912      $  1,871
Interest-bearing deposits in other financial institutions                             5,628         7,162
                                                                                   --------      --------
      Cash and cash equivalents                                                       7,540         9,033

Investment securities available for sale                                              3,488         3,448
Mortgage-backed securities available for sale                                           258           267
Mortgage-backed securities held to maturity,
 fair value of $94 and $98 as of September 30,
 2007 and June 30, 2007, respectively                                                    93            97
Loans receivable - net of allowance of $1,001 and $930                              155,214       153,282
Loans held for sale                                                                     170           624
Premises and equipment, net                                                           2,627         2,280
Federal Home Loan Bank, at cost                                                       2,327         2,327
Loan Servicing Rights                                                                   659           661
Accrued interest receivable                                                             761           683
Prepaid expenses and other assets                                                       193           292
                                                                                   --------      --------

      Total assets                                                                 $173,330      $172,994
                                                                                   ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non interest bearing                                                             $ 10,286      $  9,984
  Interest bearing                                                                  126,828       129,938
                                                                                   --------      --------
      Total deposits                                                                137,114       139,922
Federal Home Loan Bank Advances                                                      15,920        13,055
Accrued interest payable                                                                202           225
Accrued and deferred federal income tax                                                 631           409
Other liabilities                                                                     1,181         1,248
                                                                                   --------      --------
      Total liabilities                                                             155,048       154,859

Commitments                                                                               -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                                -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                  -             -
  Additional paid-in capital                                                          8,265         8,256
  Retained earnings                                                                  15,108        14,856
  Accumulated comprehensive  loss; net                                                   (8)          (33)
  Treasury stock, at cost (367,813 and 359,148 treasury shares
   at September 30, 2007 and June 30, 2007, respectively)                            (5,083)       (4,944)
                                                                                   --------      --------
      Total shareholders' equity                                                     18,282        18,135
                                                                                   --------      --------

      Total liabilities and shareholders' equity                                   $173,330      $172,994
                                                                                   ========      ========

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2007 and 2006
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               2007        2006

Interest and dividend income
  Loans, including fees                                      $2,945      $2,609
  Mortgage-backed securities                                      6           7
  Investment securities                                          42          39
  Interest-bearing deposits and other                            77          89
                                                             ------      ------
                                                              3,070       2,744

Interest expense
  Deposits                                                    1,191         895
  Borrowings                                                    189         224
                                                             ------      ------
                                                              1,380       1,119
                                                             ------      ------

      Net interest income                                     1,690       1,625

Provision for loan losses                                        88          63
                                                             ------      ------

      Net interest income after provision for loan losses     1,602       1,562

Noninterest income
  Net gain on sale of loans                                      38          52
  Service charges on deposit accounts                            64          64
  Other                                                          53          53
                                                             ------      ------
                                                                155         169

Noninterest expense
  Employee and director compensation and benefits               515         502
  Occupancy and equipment                                       134          95
  Franchise taxes                                                58          53
  Data processing                                                84          83
  Professional and consulting fees                               58          47
  Postage and stationary supplies                                26          40
  Advertising                                                    46          61
  Checking account maintenance expense                           53          48
  Other                                                         164         131
                                                             ------      ------
                                                              1,138       1,060
                                                             ------       -----

      Income before income taxes                                619         671

      Income tax expense                                        211         229
                                                             ------      ------

      Net Income                                             $  408      $  442
                                                             ======      ======

      Earnings per share
        Basic                                                $  .37      $  .37
                                                             ======      ======

        Diluted                                              $  .37      $  .37
                                                             ======      ======

        Dividends declared per share                         $  .14      $  .12
                                                             ======      ======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2007 and 2006
                                 (In thousands)
                                  (Unaudited)

                                                               2007      2006

Net income                                                     $408      $442

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $13 and $25 in
   2007 and 2006, respectively                                   25        48
                                                               ----      ----

Comprehensive income                                           $433      $490
                                                               ====      ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2007 and 2006
                                 (In thousands)
                                  (Unaudited)

                                                             2007          2006

Cash flows from operating activities:
      Net cash from operating activities                  $ 1,163       $ 1,371

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities           11           149
  Loan originations and payments, net                      (3,095)        1,219
  Proceeds from participation loan sales
   to other financial institutions                          1,063           184
  Additions to premises and equipment                        (397)           (7)
                                                          -------       -------
      Net cash from investing activities                   (2,418)        1,545

Cash flows financing activities:
  Net change in deposits                                   (2,808)        4,356
  Net change in short-term Federal Home Loan
    Bank advances                                           3,000        (6,000)
  Proceeds from Federal Home Loan Bank advances             1,000           600
  Repayments of Federal Home Loan Bank advances            (1,135)          (97)
  Tax benefits of options exercised                             -            25
  Proceeds from exercise of stock options                       9           190
  Purchase of treasury stock                                 (148)            -
  Cash dividends paid                                        (156)         (145)
                                                          -------       -------
      Net cash from financing activities                     (238)       (1,071)
                                                          -------       -------

Net change in cash and cash equivalents                    (1,493)        1,845

Beginning cash and cash equivalents                         9,033         7,692
                                                          -------       -------

Ending cash and cash equivalents                          $ 7,540       $ 9,537
                                                          =======       =======

Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   220       $   175
                                                          =======       =======
    Interest paid                                         $ 1,403       $ 1,105
                                                          =======       =======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three-month periods ended September 30, 2007 and 2006

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the FFD Financial Corporation Employee Stock Ownership Plan (the "ESOP") that are unallocated and not committed to be released. There were no unallocated shares during the quarter ending September 31, 2007. Weighted-average common shares deemed outstanding give effect to 13,183 unallocated ESOP shares for the three-month period ended September 30, 2006. All ESOP shares have been allocated as of September 30, 2007. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                                      2007           2006
        Weighted-average common shares
         outstanding (basic)                     1,093,295      1,195,837
        Dilutive effect of assumed exercise
         of stock options                            6,738         10,982
                                                 ---------      ---------
        Weighted-average common shares
         outstanding (diluted)                   1,100,033      1,206,819
                                                 =========      =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") provided for grants of options to purchase 169,838 authorized but unissued common shares. Although the Plan expired in October of 2006, options granted prior to the expiration date remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement.

During the fourth quarter of fiscal 2006, the Corporation early adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Shared-based Payment, using the modified prospective method. At the time of adoption, the Corporation accelerated the vesting period of all unvested options.

Accordingly, the Corporation has recorded stock-based employee compensation cost using the fair value method beginning in the fourth quarter of fiscal 2006. Prior to the fourth quarter of fiscal 2006, employee compensation expense under stock options was reported using the intrinsic value method.

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2007 and 2006


4. Stock Option Plan (continued)
   -----------------

A summary of the activity in the stock option plan for the quarter ended September 30, 2007 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of period      29,780       $10.75
Granted                                      -            -
Exercised                               (1,000)        9.25
Forfeited or expired                         -            -
                                        ------       ------
Outstanding at end of period            28,780       $10.80      3.75 yrs      $115,177
                                        ======       ======                    ========
Exercisable at end of period            28,780       $10.80      3.75 yrs      $115,177
                                        ======       ======                    ========
Options available for grant                  -
                                        ======

Information related to the stock option plan during the quarter ended September 30, 2007 follows:
Intrinsic value of options exercised    $6,000
Cash received from options exercised     9,000
Tax benefit from options exercised       2,000

A summary of the activity in the stock option plan for the year ended June 30, 2007 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                         Shares      price         term         value
                                         ------    --------    -----------    ---------

Outstanding at beginning of year         54,621      $10.11
Granted                                       -           -
Exercised                               (24,841)       9.35
Forfeited or expired                          -           -
                                        -------      ------
Outstanding at end of year               29,780      $10.75       4 yrs        $154,379
                                        =======      ======                    ========

Exercisable at end of year               29,780      $10.75       4 yrs        $154,379
                                        =======      ======                    ========

Options available for grant                   -
                                        =======

Information related to the stock option plan for the year ended June 30, 2007 follows:
Intrinsic value of options exercised    $154,000
Cash received from options exercised     233,000
Tax benefit from options exercised        25,000

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2007 and 2006

5. Recent Accounting Developments
   ------------------------------

In January 2007, the FASB issued Statement of Financial Accounting Standard No. 159 ("SFAS 159"), The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure eligible financial assets and financial liabilities at fair value on an instrument by instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective for the company as of July 1, 2008. The Corporation is in the process of analyzing the potential impact of SFAS 159.

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 was effective for after the Corporation July 1, 2007. The adoption of this standard had no effect on the Corporation's financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Corporation is no longer subject to examination by taxing authorities for years prior to 2002. The Corporation does not expect the total amount of unrecognized tax benefit to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or September 30, 2007.

In September 2006, FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. Management does not expect that the adoption of this standard will have a material impact on the Corporation's financial statements. Management has not completed its evaluation of the impact of adoption of this standard.

                           FFD Financial Corporation

Item 2.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

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

Critical Accounting Policies
----------------------------

There have been no material changes to the critical accounting policies as disclosed in the Corporation's Form 10-KSB for the year ended June 30, 2007.

Discussion of Financial Condition Changes from June 30, 2007 to
---------------------------------------------------------------
September 30, 2007
------------------

The Corporation's total assets at September 30, 2007, were $173.3 million, a $336,000, or .2%, increase from the total at June 30, 2007.

Cash and cash equivalents totaled $7.5 million at September 30, 2007, a decrease of $1.5 million, or 16.5%, from the total at June 30, 2007. Investment securities totaled $3.5 million at September 30, 2007, a $40,000, or 1.2%, increase from the total at June 30, 2007, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $351,000 at September 30, 2007, a $13,000, or 3.6% decrease compared to the total at June 30, 2007, which resulted from principal repayments and a $1,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $155.2 million at September 30, 2007, an increase of $1.9 million, or 1.3%, from the June 30, 2007 total. Loan originations during the period totaling $18.4 million were substantially offset by principal repayments of $13.1 million, loans sold in the secondary market of $2.6 million and loans sold to other financial institutions of $1.1 million. During the three-month period ended September 30, 2007, loan originations were comprised of $6.8 million of one- to four-family residential real estate loans, $7.7 million of nonresidential real estate loans, $2.5 million of commercial loans, and $1.3 million of consumer loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1.0 million at September 30, 2007, an increase of $71,000, or 7.6%, from the June 30, 2007 balance of $930,000, and represented .64% and .60% of total loans at each of those respective dates. The increase resulted from a provision of $88,000, which was partially offset by charge-offs of $17,000. Although management believes that the allowance for loan losses at September 30, 2007, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2007 to
---------------------------------------------------------------
September 30, 2007 (continued)
------------------

Deposits totaled $137.1 million at September 30, 2007, a $2.8 million, or 2.0%, decrease from total deposits at June 30, 2007. FHLB advances totaled $15.9 million at September 30, 2007, a $2.9 million, or 21.9%, increase from the June 30, 2007 total. The FHLB advances were primarily used to fund loan growth.

Shareholders' equity totaled $18.3 million at September 30, 2007, an increase of $147,000, or .8%, over June 30, 2007. The increase was due primarily to period net earnings of $408,000, proceeds from exercise of stock options totaling $9,000, and a decrease in the unrealized losses on securities designated as available for sale of $25,000, which were partially offset by dividends paid of $156,000 and the purchase of treasury shares totaling $148,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision and at September 30, 2007, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
September 30, 2007 and 2006
---------------------------

General
-------

The Corporation's net earnings totaled $408,000 for the three months ended September 30, 2007, a decrease of $34,000, or 7.7%, from the net earnings of $442,000 recorded in the comparable period in 2006. The decrease in net earnings resulted from increases of $78,000, or 7.4%, in general, administrative and other expenses and $25,000 in the provision for losses on loans, and a decrease of $14,000, or 8.3%, in other operating income, which were partially offset by an increase of $65,000, or 4.0%, in net interest income and a decrease in federal income tax expense of $18,000.

Net Interest Income
-------------------

Total interest income increased by $326,000, or 11.9%, to $3.1 million for the three months ended September 30, 2007, compared to the same period in 2006. Interest income on loans increased by $336,000, or 12.9%, due to an increase of $13.2 million, or 9.2%, in the average loan portfolio balance outstanding and a 24 basis point increase in yield. Interest income on investment securities, interest-bearing deposits and other decreased by $9,000, or 7.0%, to a total of $119,000 for the three months ended September 30, 2007, due to a $1.0 million, or 9.6%, decrease in the average balance outstanding, which was partially offset by a 14 basis point increase in yield. Interest income on mortgage-backed securities decreased by $1,000, or 14.3%, due to a decrease of $158,000, or 30.6%, in the average balance outstanding, which was partially offset by a 152 basis point increase in yield.

Total interest expense increased by $261,000, or 23.3%, to $1.4 million for the three months ended September 30, 2007, compared to the three months ended September 30, 2006. Interest expense on deposits increased by $296,000, or 33.1%, due to a 55 basis point increase in the average cost of deposits, to 3.43% for the 2007 quarter, and a $14.6 million, or 11.8%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $35,000, or 15.6%, due to a decrease of $1.5 million, or 9.3%, in the average balance of advances outstanding, which was partially offset by a 36 basis point increase in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $65,000, or 4.0%, for the three months ended September 30, 2007, compared to the same period in 2006. The interest rate spread was 3.79% and 3.93%, and the net interest margin was 4.06% and 4.21%, for the three-month periods ended September 30, 2007 and 2006, respectively.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
September 30, 2007 and 2006 (continued)
---------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $88,000 provision for losses on loans during the three months ended September 30, 2007, and a $63,000 provision for the comparable quarter in 2006. The increase in the allowance for losses on loans was primarily due to identified problem loans, changes in the portfolio mix from residential real estate to nonresidential real estate, loan charge-offs and management's assessment of economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $155,000 for the three months ended September 30, 2007, a decrease of $14,000, or 8.3%, from the 2006 total. The decrease was due to a decrease of $14,000, or 26.9%, in gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended September 30, 2007, an increase of $78,000, or 7.4%, compared to the same period in 2006. The increase in general, administrative and other expense includes increases of $13,000, or 2.6%, in employee compensation and benefits, $39,000 or 41.1% in occupancy and equipment depreciation expense, $5,000, or 9.4%, in franchise tax expense, $1,000, or 1.2%, in data processing and $20,000, or 6.1%, in other operating expense. The increase in employee compensation was due to normal merit increases and additional staffing from the conversion of the Sugarcreek office to a full service office. The increase in occupancy and equipment was due to equipment purchases to convert the Sugarcreek office. The increase in other operating expense was the result of increases in internet banking expense and fees related to changing accounting firms, which were partially offset by decreases in advertising expense and office supplies.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $211,000 for the three months ended September 30, 2007, a decrease of $18,000, or 7.9%, over the same period in 2006. The decrease resulted from a $52,000, or 7.7%, decrease in earnings before taxes. The Corporation's effective tax rate was 34.1%, for both the three month periods ended September 30, 2007 and 2006.

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

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

        Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        (a) During the quarter ended September 30, 2007, the Corporation issued a total of 1,000 unregistered shares upon the exercise of stock options for an aggregate purchase price of $9,250. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        (b)  None

        (c)  None

        (d)  Purchases of Equity Securities

                                                                             (d)
                                                        (c)            Maximum number
                                                   Total number        (or approximate
                         (a)                         of shares         dollar amount)
                        Total          (b)         purchased as      of shares that may
                        number       Average     part of publicly     yet be purchased
                      of shares    price paid     announced plan       under the plans
Period                purchased     per share    or programs (1)         or programs
------                ---------    ----------    ----------------    ------------------

July 1, 2007
     through
July 31, 2007               -        $    -                -               55,310

August 1, 2007
     through
August 31, 2007         9,665         15.38            9,665               45,645

September 1, 2007
     through
September 30, 2007          -             -                -               45,645
                        -----        ------            -----               ------

Total                   9,665        $15.38            9,665               45,645
                        =====        ======            =====               ======


(1)   The Corporation's Board of Directors approved the repurchase of up to an aggregate of 55,310 of the Corporation's common shares pursuant to a program announced May
      8, 2007 (the "Program"). Unless earlier terminated by the Board of Directors, the
      Program will expire when the Corporation has repurchased all shares authorized for repurchase under the Program. The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

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


Date: November 14, 2007                By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: November 14, 2007                By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer