Form 10QSB
period 2007-12-31
FFD FINANCIAL CORP/OH
filed 2008-02-14
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2007
                              -----------------------------

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

Yes [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
           February 13, 2008 - 1,070,294 common shares, no par value
           ---------------------------------------------------------

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                     INDEX

                                                                           Page
                                                                           ----

PART I  ITEM 1.-FINANCIAL STATEMENTS

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Earnings                           4

                Consolidated Statements of Comprehensive Income               5

                Condensed Consolidated Statements of Cash Flows               6

                Notes to Consolidated Financial Statements                    7

        ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS   10

        ITEM 3. CONTROLS AND PROCEDURES                                      14

PART II  -      OTHER INFORMATION                                            15

SIGNATURES                                                                   17

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                               December 31,      June 30,
      ASSETS                                                                           2007          2007
                                                                                (Unaudited)

Cash and due from banks                                                            $  2,163         1,871
Interest-bearing deposits in other financial institutions                             6,717         7,162
                                                                                   --------      --------
      Cash and cash equivalents                                                       8,880         9,033

Investment securities available for sale                                              3,498         3,448
Mortgage-backed securities available for sale                                           252           267
Mortgage-backed securities held to maturity
 fair value of $89 and $98 as of December 31,
 2007 and June 30, 2007, respectively                                                    88            97
Loans receivable - net of allowance of $1,079 and $930                              156,891       153,282
Loans held for sale                                                                     257           624
Premises and equipment, net                                                           2,616         2,280
Federal Home Loan Bank Stock, at cost                                                 2,327         2,327
Loan Servicing Rights                                                                   641           661
Accrued interest receivable                                                             726           683
Prepaid expenses and other assets                                                        65           292
                                                                                   --------      --------

      Total assets                                                                 $176,241      $172,994
                                                                                   ========      =======

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non interest bearing                                                               10,261      $  9,984
  Interest bearing                                                                  128,315       129,938
                                                                                   --------      --------
      Total deposits                                                                138,576       139,922
Federal Home Loan Bank Advances                                                      17,312        13,055
Accrued interest payable                                                                209           225
Accrued and deferred federal income tax                                                 261           409
Other liabilities                                                                     1,491         1,248
                                                                                   --------      --------
      Total liabilities                                                             157,849       154,859

Commitments                                                                               -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                                -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                  -             -
  Additional paid-in capital                                                          8,274         8,256
  Retained earnings                                                                  15,289        14,856
  Accumulated comprehensive  loss, net                                                   (2)          (33)
  Treasury stock at cost (373,104 and 359,148 treasury shares
   at December 31, 2007 and June 30, 2007, respectively)                             (5,169)       (4,944)
                                                                                   --------      --------
      Total shareholders' equity                                                     18,392        18,135
                                                                                   --------      --------

      Total liabilities and shareholders' equity                                   $176,241      $172,994
                                                                                   ========      ========

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                                   For the three months      For the six months
                                                                    ended December 31,       ended December 31,
                                                                     2007          2006        2007        2006
                                                                                    (Unaudited)

Interest income
  Loans, including fees                                            $2,870        $2,693      $5,815      $5,302
  Mortgage-backed securities                                            6             7          12          14
  Investment securities                                                42            38          84          77
  Interest-bearing deposits and other                                  86           114         163         203
                                                                   ------        ------      ------      ------
                                                                    3,004         2,852       6,074       5,596

Interest expense
  Deposits                                                          1,161         1,052       2,352       1,947
  Borrowings                                                          185           171         374         395
                                                                   ------        ------      ------      ------
                                                                    1,346         1,223       2,726       2,342
                                                                   ------        ------      ------      ------

      Net interest income                                           1,658         1,629       3,348       3,254

Provision for losses on loans                                         111            39         199         102
                                                                   ------        ------      ------      ------

      Net interest income after provision for losses on loans       1,547         1,590       3,149       3,152

Other income
  Net gain on sale of loans                                            26            40          64          92
  Service charges on deposit accounts                                  63            65         127         130
  Other                                                                62            52         115         104
                                                                   ------        ------      ------      ------
                                                                      151           157         306         326
General, administrative and other expense
  Employee and director compensation and benefits                     491           498       1,006       1,000
  Occupancy and equipment                                              99            97         233         192
  Franchise taxes                                                      58            54         116         107
  Data processing                                                      84            80         168         163
  Professional and consulting fees                                     68            70         126         117
  Postage and stationery supplies                                      43            41          69          81
  Advertising                                                          45            54          91         115
  Checking account maintenance expense                                 62            54         115         102
  Other                                                               197           193         361         324
                                                                   ------        ------      ------      ------
                                                                    1,147         1,141       2,285       2,201
                                                                   ------        ------      ------      ------

      Income before income taxes                                      551           606       1,170       1,277

      Income tax expense                                              189           207         400         436
                                                                   ------        ------      ------      ------

      Net Income                                                   $  362        $  399         770      $  841
                                                                   ======        ======      ======      ======

      Earnings per share
        Basic                                                        $.33          $.35        $.71        $.72
                                                                     ====          ====        ====        ====

        Diluted                                                      $.33          $.35        $.70        $.72
                                                                     ====          ====        ====        ====

        Dividends declared per share                                $.165          $.14       $.305        $.26
                                                                    =====          ====       =====        ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                   For the three months      For the six months
                                                                   ended December 31,        ended December 31,
                                                                     2007          2006        2007        2006
                                                                                    (Unaudited)

Net earnings                                                         $362          $399        $770        $841

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $3, $6,
   $16 and $31, during the respective periods                           6            12          31          60
                                                                     ----          ----        ----        ----

Comprehensive income                                                 $368          $411        $801        $901
                                                                     ====          ====        ====        ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended December 31,
                                 (In thousands)

                                                             2007          2006
                                                               (Unaudited)

Cash flows from operating activities:
      Net cash provided by operating activities           $ 1,728       $(3,844)

Cash flows from investing activities:
  Principal repayments on mortgage-backed securities           22           162
  Loan originations and payments, net                      (8,113)        1,219
  Proceeds from participation loan sales
   to other financial institutions                          4,297           655
  Additions to premises and equipment                        (438)         (129)
                                                          -------       -------
      Net cash used in investing activities                (4,232)        1,907

Cash flows financing activities:
  Net changes in deposits                                  (1,346)       12,698
  Net change in short-term Federal Home Loan
   Bank advances                                            1,500        (6,000)
  Proceeds from Federal Home Loan Bank Advances             4,500           600
  Repayments of Federal Home Loan Bank Advances            (1,743)         (202)
  Tax benefits of options exercised                             -            25
  Proceeds from exercise of stock options                      19           197
  Purchase of treasury stock                                 (242)       (1,881)
  Cash dividends paid                                        (337)         (303)
                                                          -------       -------
      Net cash from financing activities                    2,351         5,134
                                                          -------       -------

Net change in cash and cash equivalents                      (153)        3,197

Beginning cash and cash equivalents                         9,033         7,692
                                                          -------       -------

Ending cash and cash equivalents                          $ 8,880       $10,889
                                                          =======       =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   490       $   511
                                                          =======       =======
    Interest paid                                         $ 2,742       $ 2,303
                                                          =======       =======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the three- and six-month periods ended December 31, 2007 and 2006

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation ("FFD" or the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2007, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                          For the three months ended    For the six months ended
                                                 December 31,                 December 31,
                                               2007             2006         2007           2006

   Weighted-average common shares
    outstanding (basic)                   1,085,403        1,127,436    1,089,314      1,161,658
   Dilutive effect of assumed exercise
    of stock options                          5,704           13,305        6,288         12,956
                                          ---------        ---------    ---------      ---------
   Weighted-average common shares
    outstanding (diluted)                 1,091,107        1,140,741    1,095,602      1,174,614
                                          =========        =========    =========      =========

Three thousand five hundred options were not considered in computing earnings per share for the three months ended December 31, 2007 because they were antidilutive.

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

During the fourth quarter of fiscal 2006, the Corporation early adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), Share-based Payment, using the modified prospective method. At the time of adoption, the Corporation accelerated the vesting of all unvested options.

Accordingly, the Corporation has recorded stock-based employee compensation cost using the fair value method beginning in the fourth quarter of fiscal 2006. Prior to the fourth quarter of fiscal 2006, employee compensation expense under stock options was reported using the intrinsic value method.

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2007 and 2006

4. Stock Option Plan (continued)
   -----------------

A summary of the activity in the stock option plan for the six months ended December 31, 2007 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of period      29,780       $10.75
Granted                                      -            -             -             -
Exercised                               (2,000)        9.25
Forfeited or expired                         -            -
                                        ------       ------
Outstanding at end of period            27,780       $10.85       3.5 yrs      $102,284
                                        ======       ======                    ========
Exercisable at end of period            27,780       $10.85       3.5 yrs      $102,284
                                        ======       ======                    ========
Options available for grant                  -
                                        ======

Information related to the stock option plan during the six months ended December 31, 2007 follows:
Intrinsic value of options exercised   $12,200
Cash received from options exercised    18,500
Tax benefit from options exercised           -

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2007 and 2006

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 was effective for the Corporation after July 1, 2007. The adoption of this standard had no effect on the Corporation's financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Corporation is no longer subject to examination by taxing authorities for years prior to 2002. The Corporation does not expect the total amount of unrecognized tax benefit to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or December 31, 2007.

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

Discussion of Financial Condition Changes from June 30, 2007 to
---------------------------------------------------------------
December 31, 2007
-----------------

The Corporation's total assets at December 31, 2007, were $176.2 million, a $3.2 million, or 1.9%, increase from the total at June 30, 2007.

Cash and cash equivalents totaled $8.9 million at December 31, 2007, a decrease of $153,000, or 1.7%, from the total at June 30, 2007. Investment securities totaled $3.5 million at December 31, 2007, a $50,000, or 1.5%, increase from the total at June 30, 2007, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $340,000 at December 31, 2007, a $24,000, or 6.6%, decrease compared to the total at June 30, 2007, which resulted from principal repayments and a $2,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $156.9 million at December 31, 2007, an increase of $3.6 million, or 2.4%, from the June 30, 2007 total. Loan originations during the period totaling $41.7 million were substantially offset by principal repayments of $28.2 million, loans sold in the secondary market of $5.8 million and loans sold to other financial institutions of $4.3 million. During the six-month period ended December 31, 2007, loan originations were comprised of $20.1 million of one- to four-family residential real estate loans, $15.2 million of nonresidential real estate loans, $3.2 million of commercial loans, $2.3 million of consumer loans, and $900,000 of multifamily loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1.1 million at December 31, 2007, an increase of $149,000, or 16.1%, from the June 30, 2007 balance of $930,000, and represented .68% and .60% of total loans at each of those respective dates. The increase resulted from a provision of $199,000, which was partially offset by charge-offs of $50,000. Although management believes that the allowance for loan losses at December 31, 2007, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

Discussion of Financial Condition Changes from June 30, 2007 to
---------------------------------------------------------------
December 31, 2007 (continued)
-----------------

Deposits totaled $138.6 million at December 31, 2007, a $1.3 million, or 1.0%, decrease from total deposits at June 30, 2007. The decrease was primarily in interest bearing deposits. FHLB advances totaled $17.3 million at December 31, 2007, a $4.3 million, or 32.6%, increase from the June 30, 2007 total. The FHLB advances were used to fund loan growth and provide liquidity in light of the deposit decline.

Shareholders' equity totaled $18.4 million at December 31, 2007, an increase of $257,000, or 1.4%, over June 30, 2007. The increase was due primarily to period net earnings of $770,000, proceeds from the exercise of stock options totaling $36,000, and a decrease in the unrealized losses on securities designated as available for sale of $31,000, which were partially offset by dividends paid of $337,000 and the purchase of treasury shares totaling $243,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision, and at December 31, 2007, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2007 and 2006
--------------------------

General
-------

The Corporation's net earnings totaled $770,000 for the six months ended December 31, 2007, a decrease of $71,000, or 8.4%, from the net earnings of $841,000 recorded in the comparable period in 2006. The $71,000, or 8.4%, decrease in net earnings resulted from increases of $97,000, or 95.1%, in the provision for losses on loans and $84,000, or 3.8%, in general, administrative and other expenses and a decrease of $20,000, or 6.1%, in other income, which were partially offset by an increase of $94,000, or 2.9%, in net interest income and a decrease of $36,000, or 8.3%, in income tax expense.

Net Interest Income
-------------------

Total interest income increased by $478,000, or 8.5%, to $6.1 million for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Interest income on loans increased by $513,000, or 9.7%, due to an increase of $12.3 million, or 8.5%, in the average loan portfolio balance outstanding and a 8 basis point increase in yield. The current period increase in yield generally reflects better yields in the first part of the six month period comparing year over year. Interest income on investment securities, interest-bearing deposits and other assets decreased by $33,000, or 11.8%, to a total of $247,000 for the six months ended December 31, 2007, due to a $1.3 million, or 11.5%, decrease in the average balance outstanding and a 3 basis point decrease in yield. Interest income on mortgage-backed securities decreased by $2,000, or 14.3%, due to a decrease of $114,000, or 24.6%, in the average balance outstanding.

Total interest expense increased by $384,000, or 16.4%, to $2.7 million for the six months ended December 31, 2007, compared to the six months ended December 31, 2006. Interest expense on deposits increased by $405,000, or 20.8%, due to a 35 basis point increase in the average cost of deposits, to 3.39%, for the 2007 period and a $10.9 million, or 8.5%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $21,000, or 5.3%, due to a decrease of $903,000, or 6.0%, in the average balance of advances outstanding and a 57 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $94,000, or 2.9%, for the six months ended December 31, 2007, compared to the same period in 2006. The interest rate spreads were 3.74% and 3.88%, and the net interest margins were 4.00% and 4.16%, for the six-month periods ended December 31, 2007 and 2006, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2007 and 2006 (continued)
--------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $199,000 provision for losses on loans during the six months ended December 31, 2007, and a $102,000 provision for the comparable period in 2006. The increase in the provision for losses on loans was due to a combination of loan portfolio growth, net charge-offs, changes in the classifications of some loans, and management's assessment of current economic conditions applied to the portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $306,000 for the six months ended December 31, 2007, a decrease of $20,000, or 6.1%, from the 2006 total. The $20,000 decrease in other income resulted from a $28,000, or 30.4%, decrease in gain on sale of loans due to a continued soft residential mortgage market and a $3,000, or 2.3%, decrease in service charges on deposit accounts, which were partially offset by an $11,000, or 10.6%, increase in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.3 million for the six months ended December 31, 2007, an increase of $84,000, or 3.8%, compared to the same period in 2006. The increase in general, administrative and other expense includes increases of $41,000, or 21.4%, in occupancy and equipment, $37,000, or 11.4%, in other operating expense, $13,000, or 12.7%, in checking account maintenance expense, $9,000, or 7.7%, in professional and consulting fees, $9,000, or 8.4%, in franchise tax, $6,000, or .6%, in employee and director compensation and benefits, and $5,000, or 3.1%, in data processing, which were partially offset by decreases of $24,000, or 20.9%, in advertising and $12,000, or 14.8% in postage and stationery supplies. The increase in occupancy and equipment was due to equipment purchases to convert the Sugarcreek office from a limited service office to a full service office. The increase in other operating expense was the result of increases in internet banking expense. The increase in employee compensation was due to normal merit increases and additional staffing from the conversion of the Sugarcreek office to a full service office, which were partially offset by decreases in advertising expense and office supplies. The increase in data processing expense was due to the Corporation's growth period to period.

Federal Income Taxes
--------------------

The Corporation recorded a $400,000 income tax expense for the six months ended December 31, 2007, a decrease of $36,000, or 8.3%, over the same period in 2006. The decrease resulted from a $107,000, or 8.4%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.2% and 34.1% for the six months ended December 31, 2007 and 2006, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2007 and 2006
--------------------------

General
-------

The Corporation's net earnings totaled $362,000 for the three months ended December 31, 2007, a decrease of $37,000, or 9.3%, from the net earnings of $399,000 recorded in the comparable period in 2006. The $37,000, or 9.3%, decrease in net earnings resulted from increases of $72,000, or 184.6%, in the provision for losses on loans and $6,000, or .5%, in general, administrative and other expenses and a decrease of $6,000, or 3.8%, in other income, which were partially offset by an increase of $29,000, or 1.8%, in net interest income and a decrease of $18,000, or 8.7%, in income tax expense.

Net Interest Income
-------------------

Total interest income increased by $152,000, or 5.3%, to $3.0 million for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. Interest income on loans increased by $177,000, or 6.6%, due to an increase of $11.8 million, or 8.10%, in the average loan portfolio balance outstanding which was partially offset by a 10 basis point decrease in yield. The current period decrease in yield generally reflects repricing of adjustable rate loans in the portfolio and the overall interest rate environment. Interest income on investment securities, interest-bearing deposits and other assets decreased by $24,000, or 15.8%, to a total of $128,000 for the three months ended December 31, 2007, due to a $1.8 million, or 14.8%, decrease in the average balance outstanding and a 9 basis point decrease in yield. Interest income on mortgage-backed securities decreased by $1,000, or 14.3%, due to a decrease of $56,000, or 14.1%, in the average balance outstanding and a 13 basis point decrease in yield.

Total interest expense increased by $123,000, or 10.1%, to $1.3 million for the three months ended December 31, 2007, compared to the three months ended December 31, 2006. Interest expense on deposits increased by $109,000, or 10.4%, due to a 15 basis point increase in the average cost of deposits, to 3.35%, and a $7.1 million, or 5.4%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $14,000, or 8.2%, due to an increase of $3.9 million, or 30.0%, in the average balance of advances outstanding, which was partially offset by a 9 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $29,000, or 1.8%, for the three months ended December 31, 2007, compared to the same period in 2006. The interest rate spreads were 3.69% and 3.83%, and the net interest margins were 3.95% and 4.12%, for the three-month periods ended December 31, 2007 and 2006, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $111,000 provision for losses on loans during the three months ended December 31, 2007, and a $39,000 provision for the comparable quarter in 2006. The increase in the provision for losses on loans was due to a combination of loan portfolio growth, net charge-offs, changes in the classifications of some loans, and management's assessment of current economic conditions applied to the portfolio. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $151,000 for the three months ended December 31, 2007, a decrease of $6,000, or 3.8%, from the 2006 total. The decrease was due to decreases of $14,000, or 35.0%, in gain on sale of loans and $2,000, or 3.1%, in service charges on deposit accounts, which were partially offset by an increase of $10,000, or 19.2%, in other operating income.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2007 and 2006 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2007, an increase of $6,000, or .5%, compared to the same period in 2006. The increase in general, administrative and other expense includes increases of $8,000, or 14.8%, in checking account maintenance expense, $4,000, or 7.4%, in franchise tax, $4,000, or 5.0%, in data processing, $4,000, or 2.1%, in other expense, $2,000, or 2.1%, in occupancy and equipment, and $2,000, or 4.9%, in postage and stationery supplies, which were partially offset by decreases of $9,000, or 16.7, in advertising, $7,000, or 1.4%, in employee compensation and benefits, and $2,000, or 2.9%, in professional and consulting fees.

Federal Income Taxes
--------------------

The Corporation recorded a $189,000 income tax expense for the three months ended December 31, 2007, a decrease of $18,000, or 8.7%, over the same period in 2006. The decrease resulted from a $55,000, or 9.1%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.3% and 34.2% for the three months ended December 31, 2007 and 2006, respectively.


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

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

        Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        (a) During the quarter ended December 31, 2007, the Corporation issued a total of 1,000 unregistered shares upon the exercise of employee stock options for an aggregate purchase price of $9,250. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

        (b)  Not applicable

        (c)  Not applicable

        (d)  Purchases of Equity Securities

                                                                             (d)
                                                        (c)            Maximum number
                                                   Total number        (or approximate
                         (a)                         of shares         dollar amount)
                        Total          (b)         purchased as      of shares that may
                        number       Average     part of publicly     yet be purchased
                      of shares    price paid     announced plan       under the plans
Period                purchased     per share    or programs (1)       or programs (1)
------                ---------    ---------     ----------------    ------------------

October 1, 2007
     through
October 31, 2007            -        $    -                -               45,645

November 1, 2007
     through
November 30, 2007       3,702        $15.00            3,702               41,943

December 1, 2007
     through
December 31, 2007       2,589        $15.00            2,589               39,354

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

ITEM 3. Defaults Upon Senior Securities
        -------------------------------

        Not applicable

                           FFD Financial Corporation

ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

        On October 16, 2007, the Corporation held its 2007 Annual Meeting of Shareholders. All of the directors nominated were reelected to terms expiring in 2008 by the following votes:

                                                    For              Withheld

        Richard A. Brinkman, Jr.                891,271                30,119
        Stephen G. Clinton                      891,471                29,919
        Leonard L. Gundy                        891,396                29,994
        David W. Kaufman                        901,514                19,876
        Enos L. Loader                          908,945                12,445
        Robert D. Sensel                        908,920                12,470

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


Date: February 14, 2008                By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: February 14, 2008                By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer