Form 10QSB
period 2008-03-31
FFD FINANCIAL CORP/OH
filed 2008-05-15
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      March 31, 2008
                              --------------------------

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

Yes [ ]    No  [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
              May 14, 2008 - 1,070,294 common shares, no par value
              ----------------------------------------------------

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

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                                  March 31,      June 30,
      ASSETS                                                                           2008          2007
                                                                                (Unaudited)

Cash and due from banks                                                            $  2,019      $  1,871
Interest-bearing deposits in other financial institutions                             7,553         7,162
                                                                                   --------      --------
      Cash and cash equivalents                                                       9,572         9,033

Investment securities available for sale                                              4,739         3,448
Mortgage-backed securities available for sale                                           246           267
Mortgage-backed securities held to maturity
 fair value of $83 and $98 as of March 31,
 2008 and June 30, 2007, respectively                                                    83            97
Loans receivable - net of allowance of $1,278 and $930                              158,500       153,282
Loans held for sale                                                                     226           624
Premises and equipment, net                                                           2,597         2,280
Federal Home Loan Bank Stock, at cost                                                 2,358         2,327
Loan servicing rights                                                                   635           661
Accrued interest receivable                                                             678           683
Prepaid expenses and other assets                                                       261           292
                                                                                   --------      --------

      Total assets                                                                 $179,895      $172,994
                                                                                   ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non interest bearing                                                             $  9,393      $  9,984
  Interest bearing                                                                  130,396       129,938
                                                                                   --------      --------
      Total deposits                                                                139,789       139,922
Federal Home Loan Bank advances                                                      20,696        13,055
Accrued interest payable                                                                210           225
Accrued and deferred federal income tax                                                 171           409
Other liabilities                                                                       838         1,248
                                                                                   --------      --------
      Total liabilities                                                             161,704       154,859

Commitments                                                                               -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                                -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                  -             -
  Additional paid-in capital                                                          8,274         8,256
  Retained earnings                                                                  15,267        14,856
  Accumulated comprehensive  loss, net                                                   (8)          (33)
  Treasury stock at cost (384,456 and 359,148 treasury shares
   at March 31, 2008 and June 30, 2007, respectively)                                (5,342)       (4,944)
                                                                                   --------      --------
      Total shareholders' equity                                                     18,191        18,135
                                                                                   --------      --------

      Total liabilities and shareholders' equity                                   $179,895      $172,994
                                                                                   ========      ========

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

                     (In thousands, except per share data)

                                                                   For the three months     For the nine months
                                                                        ended March 31,         ended March 31,
                                                                     2008          2007        2008        2007
                                                                                    (Unaudited)

Interest income
  Loans, including fees                                            $2,791        $2,728      $8,606      $8,030
  Mortgage-backed securities                                            6             6          18          20
  Investment securities                                                47            49         131         126
  Interest-bearing deposits and other                                  62            90         225         293
                                                                   ------        ------      ------      ------
                                                                    2,906         2,873       8,980       8,469

Interest expense
  Deposits                                                          1,066         1,103       3,418       3,050
  Borrowings                                                          197           174         571         569
                                                                   ------        ------      ------      ------
                                                                    1,263         1,277       3,989       3,619
                                                                   ------        ------      ------      ------

      Net interest income                                           1,643         1,596       4,991       4,850

Provision for losses on loans                                         408            95         607         197
                                                                   ------        ------      ------      ------

      Net interest income after provision for losses on loans       1,235         1,501       4,384       4,653

Other income
  Net gain on sale of loans                                            49            35         113         127
  Service charges on deposit accounts                                  70            63         197         193
  Other                                                                37            27         152         131
                                                                   ------        ------      ------      ------
                                                                      156           125         462         451
General, administrative and other expense
  Employee and director compensation and benefits                     524           514       1,530       1,514
  Occupancy and equipment                                             119           108         352         300
  Franchise taxes                                                      57            58         173         165
  Data processing                                                      89            85         257         248
  Professional and consulting fees                                     69            42         195         159
  Postage and stationery supplies                                      39            32         108         113
  Advertising                                                          31            54         122         169
  Checking account maintenance expense                                 54            48         169         150
  Other                                                               167           157         528         481
                                                                   ------        ------      ------      ------
                                                                    1,149         1,098       3,434       3,299
                                                                   ------        ------      ------      ------

      Income before income taxes                                      242           528       1,412       1,805

      Income tax expense                                               83           181         483         617
                                                                   ------        ------      ------      ------

      Net Income                                                   $  159        $  347      $  929      $1,188
                                                                   ======        ======      ======      ======

      Earnings per share
        Basic                                                        $.15          $.32        $.86       $1.04
                                                                     ====          ====        ====       =====

        Diluted                                                      $.15          $.31        $.85       $1.03
                                                                     ====          ====        ====       =====

        Dividends declared per share                                $.165          $.14        $.47        $.40
                                                                    =====          ====        ====        ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                                   For the three months      For the nine months
                                                                      ended March 31,          ended March 31,
                                                                     2008          2007        2008        2007
                                                                                    (Unaudited)

Net earnings                                                         $159          $347        $929      $1,188

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $(3), $6,
   $13 and $37, during the respective periods                          (6)           12          25          72
                                                                     ----          ----        ----      ------

Comprehensive income                                                 $153          $359        $954      $1,260
                                                                     ====          ====        ====      ======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                      For the nine months ended March 31,
                                 (In thousands)

                                                             2008          2007
                                                               (Unaudited)
Cash flows from operating activities:
      Net cash provided by operating activities          $  1,445       $ 1,674

Cash flows from investing activities:
  Purchase of investment securities designated
   as available for sale                                   (4,749)            -
  Proceeds from redemption of investment securities         3,500             -
  Principal repayments on mortgage-backed securities           32           180
  Loan originations and payments, net                     (11,110)       (7,557)
  Proceeds from participation loan sales
   to other financial institutions                          5,269           858
  Additions to premises and equipment                        (441)         (210)
                                                         --------       -------
      Net cash used in investing activities                (7,499)       (6,729)

Cash flows financing activities:
  Net changes in deposits                                    (133)       11,349
  Proceeds from Federal Home Loan Bank Advances             8,000         4,600
  Repayments of Federal Home Loan Bank Advances              (359)       (6,308)
  Tax benefits of options exercised                             -            25
  Proceeds from exercise of stock options                      19           197
  Purchase of treasury stock                                 (416)       (1,881)
  Cash dividends paid                                        (518)         (457)
                                                         --------       -------
      Net cash from financing activities                    6,593         7,525
                                                         --------       -------

Net change in cash and cash equivalents                       539         2,470

Beginning cash and cash equivalents                         9,033         7,692
                                                         --------       -------

Ending cash and cash equivalents                         $  9,572       $10,162
                                                         ========       =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                 $    660       $   883
                                                         ========       =======

    Interest paid                                        $  4,004       $ 3,563
                                                         ========       =======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      For the three- and nine-month periods ended March 31, 2008 and 2007

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2007. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. The computations are as follows:

                                          For the three months ended    For the nine months ended
                                                   March 31,                    March 31,
                                               2008             2007         2007            2006

   Weighted-average common shares
    outstanding (basic)                   1,075,054        1,106,219    1,084,595       1,143,448
   Dilutive effect of assumed exercise
    of stock options                          6,106           15,052        6,203          13,696
                                          ---------        ---------    ---------       ---------
   Weighted-average common shares
    outstanding (diluted)                 1,081,160        1,121,271    1,090,798       1,157,144
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

                           FFD Financial Corporation

      For the nine- and three-month periods ended March 31, 2008 and 2007

4. Stock Option Plan (continued)
   -----------------

A summary of the activity in the stock option plan for the nine months ended March 31, 2008 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of period      29,780       $10.75
Granted                                      -            -
Exercised                               (2,000)        9.25
Forfeited or expired                         -            -
                                        ------       ------
Outstanding at end of period            27,780       $10.85       3.3 yrs      $102,554
                                        ======       ======                    ========

Exercisable at end of period            27,780       $10.85       3.3 yrs      $102,554
                                        ======       ======                    ========

Options available for grant                  -
                                        ======

Information related to the stock option plan during the nine months ended March 31, 2008 follows:
Intrinsic value of options exercised   $12,200
Cash received from options exercised    18,500
Tax benefit from options exercised           -

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

In July 2006, the FASB issued Financial Accounting Standards Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. A tax position is recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the "more likely than not" test, no tax benefit is recorded. FIN 48 was effective for the Corporation after July 1, 2007. The adoption of this standard had no effect on the Corporation's financial statements.

The Corporation and its subsidiaries are subject to U.S. federal income tax as well as various other state income taxes. The Corporation is no longer subject to examination by taxing authorities for years prior to 2004. The Corporation does not expect the total amount of unrecognized tax benefit to significantly increase in the next twelve months.

The Corporation recognizes interest related to income tax matters as interest expense and penalties related to income tax matters as other expense. The Corporation did not have any amounts accrued for interest and penalties at either July 1, 2007 or March 31, 2008.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company's adoption of this bulletin did not have a material impact on FFD's consolidated financial statements.

                           FFD Financial Corporation

       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to the Corporation, its subsidiaries or their management are intended to identify such forward looking statements. The Corporation's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, changes in the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Critical Accounting Policies
----------------------------

There have been no material changes to the critical accounting policies disclosed in the Corporation's Form 10-KSB for the year ended June 30, 2007.


Discussion of Financial Condition Changes from June 30, 2007 to March 31, 2008
------------------------------------------------------------------------------

The Corporation's total assets at March 31, 2008, were $179.9 million, a $6.9 million, or 4.0%, increase from the total at June 30, 2007.

Cash and cash equivalents totaled $9.6 million at March 31, 2008, an increase of $539,000, or 6.0%, from the total at June 30, 2007. Investment securities totaled $4.7 million at March 31, 2008, a $1.3 million, or 37.4%, increase from the total at June 30, 2007, as investment purchases of $4.7 million exceeded investment redemptions of $3.5 million. Additionally, mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" increased approximately $42,000 since June 30, 2007. Mortgage-backed securities totaled $329,000 at March 31, 2008, a $35,000, or 9.6%, decrease compared to the total at June 30, 2007, which resulted from principal repayments and a negative $3,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $158.5 million at March 31, 2008, an increase of $5.2 million, or 3.4%, from the June 30, 2007 total. Loan originations during the period totaling $59.8 million were substantially offset by principal repayments of $39.9 million, loans sold in the secondary market of $9.2 million and loans sold to other financial institutions of $5.3 million. During the nine-month period ended March 31, 2008, loan originations were comprised of $28.1 million of one- to four-family residential real estate loans, $22.6 million of nonresidential real estate loans, $4.7 million of commercial loans, $3.2 million of consumer loans, and $1.2 million of multifamily loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1.3 million at March 31, 2008, an increase of $348,000, or 37.4%, from the June 30, 2007 balance of $930,000, and represented .80% and .60% of total loans at those respective dates. The increase resulted from a provision of $607,000, which was partially offset by net charge-offs of $259,000. The increase in the provision was due to net charge offs, the declining real estate market and declining overall economic conditions. Although management believes that the allowance for loan losses at March 31, 2008, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations.

                           FFD Financial Corporation

Discussion of Financial Condition Changes from June 30, 2007 to
---------------------------------------------------------------
March 31, 2008 (continued)
--------------

Deposits totaled $139.8 million at March 31, 2008, a $133,000, or .1%, decrease from total deposits at June 30, 2007. The decrease was primarily attributable to closing the limited service office in Coshocton, Ohio December 31, 2007. FHLB advances totaled $20.7 million at March 31, 2008, a $7.6 million, or 58.5%, increase from the June 30, 2007 total. The FHLB advances were used to fund loan growth.

Shareholders' equity totaled $18.2 million at March 31, 2008, an increase of $56,000, or .3%, over June 30, 2007. The increase was due primarily to period net earnings of $929,000, proceeds from the exercise of stock options totaling $19,000, and a decrease in the unrealized losses on securities designated as available for sale of $25,000, which were partially offset by dividends paid of $518,000 and the purchase of treasury shares totaling $416,000. The Bank is required to meet minimum capital standards promulgated by the Office of Thrift Supervision, and at March 31, 2008, the Bank's regulatory capital exceeded the minimum capital requirements.

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
March 31, 2008 and 2007
-----------------------

General
-------

The Corporation's net earnings totaled $929,000 for the nine months ended March 31, 2008, a decrease of $259,000, or 21.8%, from the net earnings of $1.2 million recorded in the comparable period in 2007. The $259,000, or 21.8%, decrease in net earnings resulted from increases of $410,000, or 208.1%, in the provision for losses on loans and $135,000, or 4.1%, in general, administrative and other expenses, which were partially offset by increases of $141,000, or 2.9%, in net interest income and $11,000, or 2.4%, in other income and a decrease of $134,000, or 21.7%, in income tax expense.

Net Interest Income
-------------------

Total interest income increased by $511,000, or 6.0%, to $9.0 million for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Interest income on loans increased by $576,000, or 7.2%, due to an increase of $12.0 million, or 8.2%, in the average loan portfolio balance outstanding, which was partially offset by a seven basis point decrease in yield. Interest income on investment securities increased by $5,000, or 4.0%, due to an increase of $139,000, or 4.06%, in the average balance, which was partially offset by a four basis point decrease in yield. Interest income on interest-bearing deposits and other assets decreased by $68,000, or 23.2%, for the nine months ended March 31, 2008, due to a $955,000, or 12.2%, decrease in the average balance outstanding and a six basis point decrease in yield. Interest income on mortgage-backed securities decreased by $2,000, or 10.0%, due to a decrease of $96,000, or 21.8%, in the average balance outstanding.

Total interest expense increased by $370,000, or 10.2%, to $4.0 million for the nine months ended March 31, 2008, compared to the nine months ended March 31, 2007. Interest expense on deposits increased by $368,000, or 12.1%, due to a 15 basis point increase in the average cost of deposits, to 3.28%, for the 2008 period and a $9.2 million, or 7.1%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $2,000, or .4%, due to an eight basis point decrease in the average cost of borrowings, which was more than offset by an increase of $2.6 million, or 17.5%, in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $141,000, or 2.9%, for the nine months ended March 31, 2008, compared to the same period in 2007. The interest rate spreads were 3.70% and 3.83%, and the net interest margins were 3.95% and 4.11%, for the nine-month periods ended March 31, 2008 and 2007, respectively.

                           FFD Financial Corporation

Comparison of Operating Results for the Nine-Month Periods Ended
----------------------------------------------------------------
March 31, 2008 and 2007 (continued)
-----------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $607,000 provision for losses on loans during the nine months ended March 31, 2008, and a $197,000 provision for the comparable period in 2007. Even though First Federal has not been involved in sub-prime real estate lending management believes that it was appropriate to increase the allowance for loan losses due to the declining real estate market, declining general economic conditions, loan portfolio growth and downgrading the classifications of some loans. Net charge offs of $259,000 were primarily related to commercial loans and one commercial real estate loan. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, and additional amounts may be added to the allowance in the future, which may adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $462,000 for the nine months ended March 31, 2008, an increase of $11,000, or 2.4%, from the 2007 total. The $11,000 increase in other income resulted from increases of $21,000, or 16.0%, in other income and $4,000, or 2.1%, in service charges on deposit accounts, which were partially offset by a $14,000, or 11.0%, decrease in net gain on sale of loans.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $3.4 million for the nine months ended March 31, 2008, an increase of $135,000, or 4.1%, compared to the same period in 2007. The increase in general, administrative and other expense includes increases of $52,000, or 17.3%, in occupancy and equipment, $47,000, or 9.8%, in other operating expense, $36,000, or 22.6%, in professional and consulting fees, $19,000, or 12.7%, in checking account maintenance expense, $16,000, or 1.1%, in employee and director compensation and benefits, $9,000, or 3.6%, in data processing, and $8,000, or 4.8%, in franchise tax, which were partially offset by decreases of $47,000, or 27.8%, in advertising and $5,000, or 4.4% in postage and stationery supplies. The increase in occupancy and equipment was due to equipment purchases to convert the Sugarcreek office from a limited service office to a full service office. The increase in other operating expense was the result of increases in internet banking expense. The increase in employee compensation was due to normal merit increases and additional staffing from the conversion of the Sugarcreek office to a full service office. The increase in data processing expense was due to the Corporation's growth period to period.

Federal Income Taxes
--------------------

The Corporation recorded a $483,000 income tax expense for the nine months ended March 31, 2008, a decrease of $134,000, or 21.7%, over the same period in 2007. The decrease resulted from a $393,000, or 21.8%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.2% for both of the nine months ended March 31, 2008 and March 31, 2007.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2008 and 2007
-----------------------

General
-------

The Corporation's net earnings totaled $159,000 for the three months ended March 31, 2008, a decrease of $188,000, or 54.2%, from the net earnings of $347,000 recorded in the comparable period in 2007. The $188,000, or 54.2%, decrease in net earnings resulted from increases of $313,000, or 329.5%, in the provision for losses on loans and $51,000, or 4.6%, in general, administrative and other expenses, which were partially offset by increases of $47,000, or 2.9%, in net interest income and $31,000, or 24.8%, in other income and a decrease of $98,000, or 54.1%, in income tax expense.

Net Interest Income
-------------------

Total interest income increased by $33,000, or 1.1%, to $2.9 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Interest income on loans increased by $63,000, or 2.3%, due to an increase of $11.2 million, or 7.5%, in the average loan portfolio balance outstanding, which was partially offset by a 36 basis point decrease in yield. The current period decrease in yield generally reflects repricing of adjustable rate loans in the portfolio and the overall lower interest rate environment. Interest income on investment securities, interest-bearing deposits and other assets decreased by $30,000, or 21.6%, to a total of $109,000 for the three months ended March 31, 2008, due to a $237,000, or 2.1%, decrease in the average balance outstanding and a 101 basis point decrease in yield. Interest income on mortgage-backed securities did not change quarter to quarter although the average balance declined by $55,000, or 14.1%, and the yield decreased 18 basis points.

Total interest expense decreased by $14,000, or 1.1%, to $1.3 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Interest expense on deposits decreased by $37,000, or 3.4%, due to a 23 basis point decrease in the average cost of deposits, to 3.07%, which was partially offset by a $4.9 million increase in the average balance outstanding period to period. Interest expense on borrowings increased by $23,000, or 13.2%, due to an increase of $6.0 million, or 43.4%, in the average balance of advances outstanding, which was partially offset by a 106 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $47,000, or 2.9%, for the three months ended March 31, 2008, compared to the same period in 2007. The interest rate spreads were 3.62% and 3.73%, and the net interest margins were 3.85% and 4.00%, for the three-month periods ended March 31, 2008 and 2007, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $408,000 provision for losses on loans during the three months ended March 31, 2008, which was an increase of $313,000, or 329.5%, over the $95,000 provision for the comparable quarter in 2007. The quarterly increase in the provision for loan losses considers the declining real estate market along with declining overall economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming loans in the future, and additional amounts may be added to the allowance in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $156,000 for the three months ended March 31, 2008, an increase of $31,000, or 24.8%, from the 2007 total. The increase was due to increases of $14,000, or 40.0%, in gain on sale of loans, $10,000, or 37.0%, in other operating income, and $7,000, or 11.1%, in service charges on deposit accounts.

                           FFD Financial Corporation

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
March 31, 2008 and 2007 (continued)
-----------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.1 million for the three months ended March 31, 2008, an increase of $51,000, or 4.6%, compared to the same period in 2007. The increase in general, administrative and other expense includes increases of $27,000, or 64.3%, in professional and consulting fees, $11,000, or, 10.2% in occupancy and equipment, $10,000, or 6.4%, in other expense, $10,000, or 1.9%, in employee compensation and benefits, $7,000, or 21.9%, in postage and stationery supplies, $6,000, or 12.5%, in checking account maintenance expense, and $4,000, or 4.7%, in data processing, which were partially offset by decreases of $23,000, or 42.6%, in advertising, and $1,000, or 1.7%, in franchise tax.

Federal Income Taxes
--------------------

The Corporation recorded a $83,000 income tax expense for the three months ended March 31, 2008, a decrease of $98,000, or 54.1%, over the same period in 2007. The decrease resulted from a $286,000, or 54.2%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.3% for both the three months ended March 31, 2008 and March 31, 2007.


ITEM 3A(T): Controls and Procedures
            -----------------------

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

                                    PART II

ITEM 1. Legal Proceedings
        -----------------

        Not applicable

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds
        -----------------------------------------------------------

        (a)  Not applicable

        (b)  Not applicable

        (c)  Not applicable

        (d)  Purchases of Equity Securities

                                                                             (d)
                                                        (c)            Maximum number
                                                   Total number        (or approximate
                         (a)                         of shares         dollar amount)
                        Total          (b)         purchased as      of shares that may
                        number       Average     part of publicly     yet be purchased
                      of shares    price paid     announced plan       under the plans
Period                purchased     per share    or programs (1)       or programs (1)
------                ---------    ---------     ----------------    ------------------

January 1, 2008
     through
January 31, 2008             -       $    -                 -              39,354

February 1, 2008
     through
February 29, 2008       11,352       $15.23            11,352              28,002

March 1, 2008
     through
March 31, 2008               -       $    -                 -              28,002

--------------------
(1)   The Corporation's Board of Directors approved the repurchase of up to an aggregate of 55,310 of the Corporation's common shares pursuant to a program announced May 8, 2007 (the "Program"). Unless earlier terminated by the Board of Directors, the Program will expire when the Corporation has repurchased all shares authorized for repurchase under the Program.
      The Corporation has no other publicly announced repurchase plans or programs and no plans or programs expired or were terminated in the reported periods.

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


Date: May 15, 2008                     By: /s/Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: May 15, 2008                     By: /s/Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer