Form 10KSB
period 2008-06-30
FFD FINANCIAL CORP/OH
filed 2008-09-29
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                    For the fiscal year ended June 30, 2008

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

         Securities registered under Section 12(b) of the Exchange Act:

                                                     The NASDAQ Stock Market LLC
         Common Shares, without par value              (NASDAQ Capital Market)
         --------------------------------            ---------------------------
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

      Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                                ---    ---

      The issuer's revenues for the fiscal year ended June 30, 2008, were $12.4 million.

      The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the bid and asked prices quoted by the NASDAQ Capital Market, was $11.5 million on September 23, 2008.

      1,072,294 of the issuer's common shares were issued and outstanding on September 26, 2008.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part II of Form 10-KSB - Portions of the Annual Report to Shareholders for the fiscal year ended June 30, 2008. Part III of Form 10-KSB - Portions of the Proxy Statement for the 2008 Annual Meeting of Shareholders.

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

      First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name "Dover Building & Loan Company." First Federal obtained a federal savings and loan charter in 1937 under the name "First Federal Savings & Loan Association." In 1983, First Federal changed to a federal savings bank charter under the name "First Federal Savings Bank of Dover," and in August 2001, First Federal adopted its present name. First Federal presently conducts its business from its main office in Dover, Ohio, and branches in Dover, New Philadelphia and Sugarcreek, Ohio.

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

      First Federal's business involves attracting deposits from individual and business customers and using these deposits to originate loans to individuals and businesses in its primary market area, which consists of Tuscarawas and contiguous counties in Ohio. First Federal provides deposit products including checking, savings, money market and individual retirement accounts and certificates of deposit, and originates residential and home equity loans, construction loans, nonresidential real estate loans, business loans, and consumer loans. Loan funds are obtained primarily from deposits and loan repayments. First Federal also obtains advances from the Federal Home Loan Bank ("FHLB") of Cincinnati when other sources of funds are inadequate to fund loan demand and to help manage liquidity and interest rate risk. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law. Additionally, First Federal provides access to its products and services via the Internet at www.onlinefirstfed.com.

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

      Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal's loan portfolio at the dates indicated:

                                                             At June 30,
                                   --------------------------------------------------------------
                                          2008                  2007                  2006
                                   ------------------    ------------------    ------------------
                                   Percent               Percent               Percent
                                   of total              of total              of total
                                    loans      Amount     loans      Amount     loans      Amount
                                    -----      ------     -----      ------     -----      ------
                                                       (Dollars in thousands)

One- to four-family (1)            $ 63,952      39.7%   $ 66,018      42.3%   $ 64,102      44.1%
Multifamily (1)                       8,297       5.2       8,325       5.3      10,120       7.0
Nonresidential and land (1)          64,085      39.8      58,139      37.3      48,337      33.3
Commercial - secured                 17,353      10.8      16,601      10.6      16,408      11.3
Commercial - unsecured                   71       0.1         124       0.1         273       0.2
Consumer                              7,241       4.4       6,857       4.4       5,969       4.1
                                   --------              --------               -------

   Total loans                      160,999     100.0%    156,064     100.0%    145,209     100.0%
                                                =====                 =====                 =====

Deferred loan origination costs         226                   198                   153

Undisbursed portion of loans in      (3,511)               (2,009)               (1,647)
  process
Allowance for loan losses            (1,482)                 (930)                 (752)
                                   --------              --------              --------

   Loans receivable, net           $156,232              $153,323              $142,963
                                   ========              ========              ========

------------------
(1) Includes construction loans.

      Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2008, regarding the dollar amount of loans maturing in First Federal's portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.


                                 Due during the year ending     Due 4-5    Due 6-10    Due more
                                          June 30,               years       years      than 10
                               -----------------------------     after       after       years
                                 2009       2010       2011     6/30/08     6/30/08     6/30/08      Total
                               -------    -------    -------    -------    --------    --------    --------
                                                              (In thousands)

Residential real estate (1)    $10,086    $ 4,121    $ 4,384    $ 9,626     $29,978     $14,054    $ 72,249
Nonresidential and land          4,292      4,580      4,889     10,787      33,998       5,539      64,085
Commercial loans                 6,469      7,080      3,875          -           -           -      17,424
Consumer loans                   2,385      2,166      2,347        343           -       7,241
                               -------    -------    -------    -------     -------     -------    --------
   Total loans                 $23,232    $17,947    $15,495    $20,756     $63,976     $19,593    $160,999
                               =======    =======    =======    =======     =======     =======    ========

------------------
(1) Includes one- to four-family and multifamily loans.

      The following table sets forth the dollar amount of all loans due after June 30, 2009 which have fixed interest rates and which have floating or adjustable interest rates:

                                                 Due after June 30, 2009
                                                 -----------------------
                                                      (In thousands)

         Fixed rate of interest                          $ 22,151
         Adjustable rate of interest                      115,616
                                                         --------
                                                         $137,767
                                                         ========

      One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, primarily single-family residences, located in its primary market area. First Federal also originates home equity loans secured by mortgages on one- to four-family residential real estate. The aggregate amount of First Federal's one- to four-family residential real estate loans was $64.0 million, or 39.7% of total loans, at June 30, 2008.

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

      Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before the completion of construction. Because of the uncertainties inherent in estimating construction costs, if a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2008 First had $3,172,000 and $339,000 of undisbursed construction loans for nonresidential real estate and one- to four-family respectively.

      Regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Lending policies of First Federal limit the maximum ("Loan-to-Value Ratio" or "LTVs") loan amount without private mortgage insurance to 80% of the lesser of the appraised value or the purchase price of the property. However, First Federal makes one-to four-family real estate loans in excess of 80% LTVs. For owner occupied properties, loan to value ratios over 80% are available for single family, duplex and three to four family respectively with private mortgage insurance. First Federal also has adjustable rate loans for owner occupied properties with LTV's up to 89% and an affordable housing loan program under which it originates a small number of adjustable rate loans with LTVs of up to 95% without private mortgage insurance. For non owner occupied properties with loan to value ratios of 90% and 75% fixed rate loans are available for 1-2 family and 3-4 family respectively with private mortgage insurance. . For non owner occupied properties with a maximum loan to value ratio of 85% adjustable rate loans are available without private mortgage insurance.

      Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower's principal residence. Typically, home equity lines of credit, when added to any prior indebtedness secured by the real estate, do not exceed 89% of the estimated value of the real estate. For borrowers with high credit ratings, First Federal also originates a small number of home equity lines of credit up to 95%. First Federal's home equity loans have terms of up to 15 years. Premier lines of credit to certain limited high net worth borrowers are made for amounts which may exceed the estimated value of the underlying real estate. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation's 30 largest banks, as reported in The Wall Street Journal. At June 30, 2008, First Federal's one- to four-family residential real estate loan portfolio included $13.5 million in home equity loans.

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

      At June 30, 2008, loans secured by multifamily properties totaled approximately $8.3 million, or 5.2% of total loans.

      Nonresidential Real Estate and Land Loans. First Federal makes loans secured by nonresidential real estate such as retail stores, office buildings and other commercial properties, with terms of up to 20 years and a maximum LTV of 85%. First Federal also makes loans secured by improved and unimproved lots for the construction of single-family residences. Unimproved land and lot loans have terms of up to five years and a maximum LTV of 65%. Improved lot loans have terms of up to five years and a maximum LTV of 80%.

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

      First Federal also originates loans for the construction of nonresidential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms up to 20 years and generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2008, First Federal did not have any construction loans in default or took control of any construction projects.

      At June 30, 2008, First Federal had a total of $64.1 million, or 39.8% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2008, nonresidential mortgage and land loans totaled 367% of First Federal's capital.

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

      At June 30, 2008, First Federal had approximately $17.4 million, or 10.8% of total loans, invested in commercial loans. OTS regulations limit the amount of First Federal's commercial loans to 20% of First Federal's total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2008, First Federal complied with this limit.

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

      At June 30, 2008, First Federal had approximately $7.2 million, or 4.4% of First Federal's total loans, invested in consumer loans.

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

      Loan applications for commercial loans are taken by one of First Federal's commercial loan officers. First Federal typically obtains information from the business entity and any guarantors that will include, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. Documentation, an appraisal or an evaluation of the fair market value of the collateral which will be given as security for the loan is typically obtained. This can take the form of officer inspection, book value, aging schedules, or borrowing base reports. Occasionally appraisals are prepared by a staff appraiser or an opinion by an industry field expert. Upon the completion of the appraisal or evaluation and the receipt of information on the credit history of the borrower, the loan application is reviewed in accordance with First Federal's underwriting guidelines.

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

      Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate real estate loans to Freddie Mac, and First Federal services the loan in exchange for a servicing fee. During the year ended June 30, 2008, First Federal sold approximately $12.6 million in loans, including approximately $12.1 million to Freddie Mac and $477,000 in servicing released loans to other secondary market purchasers, and sold approximately $5.5 million in loan participations to other financial institutions.

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

      Based on the 15% limit, First Federal was able to lend approximately $2.8 million to one borrower at June 30, 2008. The largest amount First Federal had outstanding to one borrower at June 30, 2008, was $2.6 million.

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

      If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned ("REO") until it is sold. When First Federal acquires a property, or any other collateral, it initially records the property or collateral at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral's fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal had no REO at June 30, 2008.

      The following table reflects the amount of delinquent loans as of the dates indicated:

                                  June 30, 2008                   June 30, 2007                   June 30, 2006
                          ----------------------------    ----------------------------    ----------------------------
                                              Percent                         Percent                         Percent
                                              of total                        of total                        of total
                          Number    Amount     loans      Number    Amount     loans      Number    Amount     loans
                          ------    ------     -----      ------    ------     -----      ------    ------     -----
                                                                (Dollars in thousands)
Loans delinquent for:
  30 - 59 days              21      $  319      0.20%       27      $  455      0.29%       22      $  368      0.25%
  60 - 89 days              16       1,076      0.67%       12         307      0.20%       14         506      0.35%
  90 days and over          22         985      0.61%       12         806      0.52%       17         492      0.34%
                            --      ------                  --      ------      ----        --      ------      ----
Total delinquent loans      59      $2,380      1.48%       51      $1,568      1.01%       53      $1,366      0.94%
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

                                                             At June 30,
                                                   ----------------------------
                                                    2008        2007      2006
                                                    ----        ----      ----
                                                      (Dollars in thousands)

     Impaired nonperforming loans                  $  994       $639     $  108
     Impaired performing loans                        690         90        780
                                                   ------       ----     ------

       Total impaired loans                         1,684        729        888

     Other nonperforming loans                        166         77        383
                                                   ------       ----     ------

       Total nonperforming and impaired loans       1,850        806      1,271

     Real estate acquired through foreclosure           -          -          -
                                                   ------       ----     ------

       Total nonperforming and impaired assets     $1,850       $806     $1,271
                                                   ======       ====     ======

     Total nonperforming and impaired loans as
      a percent of total loans                       1.17%      0.52%      0.88%

     Allowance for loan losses as a percent of
      nonperforming and impaired loans              80.15%    115.38%     59.17%

     Total nonperforming and impaired assets to
      total assets                                   1.02%      0.47%      0.79%

      For the year ended June 30, 2008, interest income of $67,000 would have been recorded on nonaccruing loans had they been accruing pursuant to contractual terms.

      OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as "substandard," "doubtful" or "loss." "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified as "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses in the amount of 100% of the portion of the asset classified as loss or charge-off such amount. OTS regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention. At June 30, 2008, First Federal had $5.3 million in special mention assets.

      The aggregate amounts of First Federal's classified assets at the dates indicated were as follows:

                                            At June 30,
                                    --------------------------
                                     2008      2007      2006
                                     ----      ----      ----
                                          (In thousands)
          Classified assets:
            Substandard             $1,514    $1,391    $  993
            Doubtful                   324       137       184
                                    ------    ------    ------
            Total                   $1,838    $1,528    $1,177
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

      The two largest components of First Federal's loan portfolio consist of nonresidential and land and one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal's primary lending area, consisting of Tuscarawas and contiguous counties in Ohio, which has a fairly stable economy. First Federal's practice of making loans primarily in its local market area has contributed to the relatively low charge-off rate to average loans of 0.19% for the period. Substantially all of First Federal's other real estate loans, consisting of multifamily loans, are also secured by properties in First Federal's primary lending area. First Federal has not experienced any significant charge-offs from the multifamily real estate loan category in recent years. Consumer loans are a small portion of First Federal's total loans. Some consumer loans are unsecured and others are secured by collateral that declines in value over time, which entails a higher degree of risk than real estate loans.

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

      The following table sets forth an analysis of First Federal's allowance for loan losses for the periods indicated:

                                                       Year ended June 30,
                                                     ----------------------
                                                      2008     2007    2006
                                                      ----     ----    ----
                                                      (Dollars in thousands)

        Balance at beginning of period               $  930    $752    $766
        Charge-offs                                    (307)   (100)   (184)
        Recoveries                                        1       3      10
        Provision for losses on loans                   858     275     160
                                                     ------    ----    ----
        Balance at end of period                     $1,482    $930    $752
                                                     ======    ====    ====

        Ratio of net charge-offs to average loans
         outstanding during the period                 0.19%   0.07%   0.13%

        Ratio of allowance for loan losses to
         total loans                                   0.94%   0.60%   0.52%

      The following table sets forth the allocation of First Federal's allowance for loan losses by type of loan at the dates indicated:

                                                        At June 30,
                       -----------------------------------------------------------------------------
                                 2007                       2008                       2006
                       -----------------------    -----------------------    -----------------------
                                   Percent of                 Percent of                 Percent of
                                 loans in each              loans in each              loans in each
                                  category to                category to                category to
                       Amount     total loans     Amount     total loans     Amount     total loans
                       ------    -------------    ------    -------------    ------    --------------
                                                   (Dollars in thousands)

Balance at year end
 applicable to:
  Real estate loans      $375         84.7%         $291         84.9%         $285         84.4%
  Commercial loans        829         10.9           501         10.7           463         11.5
  Consumer loans          278          4.4           138          4.4             4          4.1
                       ------        -----          ----        -----          ----        -----
    Total              $1,482        100.0%         $930        100.0%         $752        100.0%
                       ======        =====          ====        =====          ====        =====

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

      First Federal maintains a $323,000 portfolio of mortgage-backed securities in the form of Freddie Mac, Ginnie Mae and Fannie Mae participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. Freddie Mac, Ginnie Mae and Fannie Mae securities are guaranteed by the issuing agency as to principal and interest.

      The following table sets forth information regarding First Federal's investment securities and mortgage-backed securities at the dates indicated:

                                                                           At June 30,
                              ----------------------------------------------------------------------------------------------------
                                            2008                              2007                              2006
                              --------------------------------  --------------------------------  --------------------------------
                              Amortized  % of    Market  % of   Amortized  % of    Market  % of   Amortized  % of    Market  % of
                                 cost    total   Value   total     cost    total   value   total     cost    total   value   total
                              ---------  -----   ------  -----  ---------  -----   ------  -----  ---------  -----   ------  -----
                                                                     (Dollars in thousands)

Investment securities
 designated as available
 for sale:
  U.S. Government and
   agency obligations           $5,748    94.7%  $5,623   94.6%   $3,499    90.6%  $3,448   90.4%   $3,500    86.2%  $3,353   85.6%

Mortgage-backed securities
 designated as held to              80     1.3       81    1.3        97     2.5       98    2.6       130     3.2      131    3.4
 maturity
Mortgage-backed securities
 designated as available
 for sale                          244     4.0      243    4.1       266     6.9      267    7.0       429    10.6      431   11.0
                                ------   -----   ------  -----    ------   -----   ------  -----    ------   -----   ------  -----

Total mortgage-backed
 securities                        324     5.3%     324    5.4       363     9.4      365    9.6       559    13.8      562   14.4
                                ------   -----   ------  -----    ------   -----   ------  -----    ------   -----   ------  -----
Total investment securities
 and mortgage-backed
 securities                     $6,072   100.0%  $5,947  100.0%   $3,862   100.0%  $3,813  100.0%   $4,059   100.0%  $3,915  100.0%
                                ======   =====   ======  =====    ======   =====   ======  =====    ======   =====   ======  =====

      The maturities of First Federal's U. S. Government and agency obligations and mortgage-backed securities at June 30, 2008, are indicated in the following table:

                                              After one year         After five          After ten
                       Less than one year   through five years   through ten years         years                  Total
                       ------------------   ------------------   -----------------   -----------------   -----------------------
                       Carrying   Average   Carrying   Average   Carrying  Average   Carrying  Average   Carrying    Weighted-
                         value     yield      value     yield      value    yield      value    yield      value   average yield
                       --------   -------   --------   -------   --------  -------   --------  -------   --------  -------------
                       (Dollars in thousands)

U.S. Government and
 agency obligations      $  -        -%        $ -          -%    $1,952    4.80%     $3,671    5.05%     $5,623        4.96%
Mortgage-backed
 securities                 -        -%          9       8.62%        10    8.66%        304    5.49%        323        5.68%
                         ----       --         ---       ----     ------    ----      ------    ----      ------        ----

                         $  -        -%        $ 9       8.62%    $1,962    4.82%     $3,975    5.08%     $5,946        5.00%
                         ====       ==         ===       ====     ======    ====      ======    ====      ======        ====

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

      At June 30, 2008, First Federal's CDs totaled $76.5 million, or 54.1% of total deposits. Of this amount, approximately $60.3 million mature within one year. Based on past experience and First Federal's prevailing pricing strategies, management believes that a substantial percentage of these CDs will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

      The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

                                                                  At June 30,
                                      --------------------------------------------------------------------
                                              2008                    2007                    2006
                                      --------------------    -------------------     --------------------
                                                  Percent                 Percent                 Percent
                                                  of total                of total                of total
                                       Amount     deposits     Amount     deposits     Amount     deposits
                                       ------     --------     ------     --------     ------     --------
                                                             (Dollars in thousands)

Transaction accounts:
  Demand deposit accounts             $ 10,729      7.6%      $  9,984       7.1%     $ 10,114       8.3%
  NOW and money market accounts (1)     32,049      22.7        28,785      20.6        16,546      13.5
  Passbook savings accounts (2)         22,027      15.6        23,840      17.0        32,987      27.1
                                      --------     -----      --------     -----      --------     -----

  Total transaction accounts            64,805      45.9        62,609      44.7        59,647      48.9

CDs:
  0.50 - 1.00%                        $      _         _      $      -         -      $      -         -
  1.01 - 2.00%                           2,214       1.5            16       0.0         1,119       0.9
  2.01 - 4.00%                          28,858      20.4        10,895       7.8        25,535      20.6
  4.01 - 6.00%                          45,455      32.2        66,402      47.5        35,618      29.5
                                      --------     -----      --------     -----      --------     -----
    Total CDs (3)                       76,527      54.1        77,313      55.3        62,272      51.1
                                      --------     -----      -------      -----      --------     -----

    Total deposits                    $141,332     100.0%     $139,922     100.0%     $121,919     100.0%
                                      ========     =====      ========     =====      -=======     =====

------------------
(1) The weighted-average interest rates on NOW and money market accounts were 1.15% at June 30, 2008,
    2.36% at June 30, 2007 and 0.84% at June 30, 2006.

(2) The weighted-average interest rates on passbook accounts were 1.05% at June 30, 2008, 1.87% at June
    30, 2007 and 1.16% at June 30, 2006.

(3) The weighted-average rates on all CDs were 3.93% at June 30, 2008, 4.77% at June 30, 2007 and 4.03% at
    June 30, 2006.

      The following table shows rate and maturity information for First Federal's CDs at June 30, 2008:

                                                              Amount Due
                                                        ---------------------
                                              Over         Over
                                 Up to     1 year to    3 years to
      Rate                       1 year     3 years       5 years      Total
      ----                       ------    ---------    ----------     -----
                                              (In thousands)
      1.01 - 2.00%              $ 2,214     $     -       $    -      $ 2,214
      2.01 - 4.00%               22,242       6,102          514       28,858
      4.01 - 6.00%               35,872       7,841        1,742       45,455
                                -------     -------       ------      -------

        Total                   $60,328     $13,943       $2,256      $76,527
                                =======     =======       ======      =======

      The following table presents the amount of First Federal's CDs of $100,000 or more by the time remaining until maturity at June 30, 2008:

            Maturity                               Amount
            --------                               ------
                                               (In thousands)

            Three months or less                   $13,305
            Over 3 months to 6 months                2,737
            Over 6 months to 12 months               3,019
            Over 12 months                           5,641
                                                   -------
              Total                                $24,702
                                                   =======

      Borrowings. First Federal's primary alternative source of funds is FHLB advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of First Federal's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% of its outstanding advances from the FHLB. First Federal complied with this requirement at June 30, 2008, with an investment in stock of the FHLB of Cincinnati of $2.4 million.

      FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2008, First Federal had $20.6 million of outstanding FHLB advances.

      The following table sets forth certain information as to First Federal's FHLB advances at the dates indicated:

                                                   At June 30,
                                      ------------------------------------
                                        2008          2007          2006
                                        ----          ----          ----
                                             (Dollars in thousands)

FHLB advances                         $20,595       $13,131       $18,428
Weighted-average interest rate           3.95%         4.90%         5.22%

      The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal's FHLB advances during the periods indicated:

                                              Year ended June 30,
                                      -----------------------------------
                                        2008          2007          2006
                                        ----          ----          ----
                                             (Dollars in thousands)

Maximum balance                       $20,776       $18,428       $23,018
Average balance                       $17,531       $14,295       $17,683
Weighted-average interest rate           4.24%         5.31%         4.55%

      FFD entered into a Business Loan Agreement on March 20, 2006, with The Huntington National Bank permitting borrowings by FFD up to an aggregate principal amount of $2.5 million. At June 30, 2008, FFD had no borrowings outstanding under this line of credit.

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

Subsidiaries

      First Federal owns all of the outstanding shares of Dover Service Corporation ("DSC"). DSC was originally incorporated for the primary purpose of holding shares in First Federal's data processing provider, Intrieve, Incorporated ("Intrieve"). In April 2005, Intrieve was acquired by Harland Financial Solutions, Inc. As a result, DSC received cash of approximately $344,000 for its Intrieve shares. DSC received an additional $35,000 in holdback proceeds in fiscal 2006. The proceeds from the sale of Intrieve shares are held by DSC in a savings account in First Federal, which is DSC's only asset. The net book value of First Federal's investment in DSC at June 30, 2008, was approximately $15,000.

Personnel

      At June 30, 2008, First Federal had 48 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability, life insurance and retirement benefits. None of First Federal's employees is represented by a collective bargaining unit.

                                   REGULATION

General

      As a savings and loan holding company, FFD is subject to regulation, examination and oversight by the OTS and submits periodic reports to the OTS concerning its activities and financial condition. As an Ohio corporation, FFD is subject to provisions of the Ohio Revised Code applicable to corporations generally. FFD is also subject to regulation by the SEC.

      First Federal is a federal savings association and is subject to regulatory oversight by the OTS. Because its deposits are FDIC insured, First Federal is also subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner.

Office of Thrift Supervision Regulations

      General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other savings associations that have FDIC insured deposits. The OTS issues regulations governing the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

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

      Regulatory Capital Requirements. OTS regulations require First Federal to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets (except for associations with the highest examination rating and acceptable levels of risk) and risk-based capital equal to 8% of risk-weighted assets. At June 30, 2008, First Federal exceeded these requirements with tangible capital of 9.6%, core capital of 9.6% and total risk-based capital of 13.1%.

      The OTS has adopted regulations governing prompt corrective action to address capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive operations and limits, and the OTS has less flexibility in determining how to resolve the problems of the institution.

      Limitations on Capital Distributions. Federal law prohibits a savings association from making a capital distribution if, after the distribution or payment, the association would be undercapitalized. Capital distributions include payments of cash dividends, stock repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

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

      Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender ("QTL"), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments ("QTIs"). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and stock issued by a FHLB, Freddie Mac or Fannie Mae. The second test permits a savings association to qualify as a QTL if at least 60% of such institution's assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2008, First Federal was a QTL.

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

All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal complied with such restrictions at June 30, 2008.

      All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board's Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in "covered transactions" with any one affiliate up to an amount equal to 10% of the institution's capital stock and surplus, (ii) limit the aggregate of all covered transactions with all affiliates up to an amount equal to 20% of the capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term "covered transaction" includes making loans and extending credit, purchasing assets, accepting securities issued by an affiliate as collateral, issuing a guarantee and other similar types of transactions. In addition, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal complied with these requirements and restrictions at June 30, 2008.

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

FRB Reserve Requirements

      FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $43.9 million (subject to an exemption of up to $9.3 million), and of 10% of net transaction accounts in excess of $43.9 million. At June 30, 2008, First Federal complied with its reserve requirements.

Holding Company Regulation

      FFD is a registered savings and loan holding company. FFD generally has no restrictions on its activities, although this broad latitude may be restricted by the OTS if it determines that the activity constitutes a serious risk to the financial safety, soundness or stability of First Federal or if First Federal fails to qualify as a QTL. The OTS may impose restrictions it deems necessary to address any such risk, including limiting
(i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association. At June 30, 2008, First Federal qualified as a QTL.

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

      The balance of the pre-1988 reserves is subject to the provisions of
Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution's post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal's gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2008, First Federal's pre-1988 reserves totaled approximately $1.65 million. See Notes A and J to the Consolidated Financial Statements for additional information.

      First Federal's tax returns have been audited or closed without audit through 2003. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on First Federal's financial condition.

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

      FFD may elect to be a "qualifying holding company" and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2008.

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

Item 2.  Description of Property.

      The following table sets forth certain information at June 30, 2008, regarding the properties on which First Federal's main office, branch offices and full service offices are located:

                                          Office          Owned       Date          Lease                  Net
Location                                   type         or leased   acquired   expiration date          book value
--------                                   ----         ---------   --------   ---------------          ----------
                                                                                                      (In thousands)
321 North Wooster Avenue
Dover, Ohio  44622                         Main           Owned       1/96           N/A                   $672

224 West High Avenue
New Philadelphia, Ohio 44663              Branch          Owned       11/97          N/A                   $259

902 Boulevard
Dover, Ohio  44622                        Branch          Owned       12/01          N/A                   $731



1047 W. Main St., Suite C
Sugarcreek, Ohio 44681                    Branch          Leased      3/05           4/13                  $  -

      There are no mortgages or liens on the property owned by First Federal. FFD believes that all office locations are adequately covered by insurance and are in good physical condition. At June 30, 2008, First Federal's office premises and equipment had a total net book value of approximately $2.6 million. For additional information regarding First Federal's office premises and equipment, see Notes A and E of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation 2008 Annual Report to Shareholders for the fiscal year ended June 30, 2008 (the "Annual Report").

      The following table sets forth information at June 30, 2008, regarding land owned by First Federal:

                       Type      Owned       Date       Lease           Net
Location                       or leased   acquired   expiration date book value

4737 US 62
Berlin, Ohio  44610    Land       Owned       9/07       N/A           $333

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

                                    PART II

Item 5. Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      The information contained in the Annual Report under the caption "MARKET PRICE OF FFD'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS" is incorporated herein by reference. At September 5, 2008, FFD had approximately 491 shareholders of record.

      During the quarter ended June 30, 2008, FFD did not issue any unregistered shares.

      FFD did not repurchase any shares during the quarter ended June 30, 2008.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

      The information contained in the Annual Report under the caption "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" is incorporated herein by reference.

Item 7.  Financial Statements.

      The Consolidated Financial Statements appearing in the Annual Report, including the report of Crowe Horwath LLP dated September 12, 2008, are incorporated herein by reference.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      Not applicable.

Item 8A(T). Controls and Procedures.

      FFD's Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-KSB. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FFD's disclosure controls and procedures are effective. There were no changes in FFD's internal controls which materially affected, or are reasonably likely to materially affect, FFD's internal controls over financial reporting.

      The report of FFD's President and Chief Executive Officer and its Chief Financial Officer dated September 12, 2008, on FFD's internal control over financial reporting, contained in the Annual Report under the caption "REPORT OF MANAGEMENT ON THE COMPANY'S INTERNAL CONTROL OVER FINANCIAL REPORTING," is incorporated herein by reference.

Item 8B. Other Information.

      Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

      The information contained in the definitive Proxy Statement for FFD's 2008 Annual Meeting of Shareholders (the "Proxy Statement") under the captions "ELECTION OF DIRECTORS," "EXECUTIVE OFFICERS," "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CORPORATE GOVERNANCE - Meetings of the Board and Committees - Audit Committee" is incorporated herein by reference.

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

      The following table shows for the 1996 Plan and the Directors Plan the
(a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and
(c) the number of common shares remaining for future issuance at June 30, 2008, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.

                                           ---------------------------------------------------------------------------
                                                    (a) (b) (c)
----------------------------------------------------------------------------------------------------------------------

                                                                                               Number of securities
                                                                                              remaining available for
                                            Number of securities                               future issuance under
                                             to be issued upon        Weighted-average       equity compensation plans
                                                exercise of           exercise price of        (excluding securities
Plan Category                               outstanding options      outstanding options     reflected in column (a))
-------------                               -------------------      -------------------     ------------------------

----------------------------------------------------------------------------------------------------------------------

Equity compensation plans approved by              18,835                  $11.21                          --
security holders (the 1996 Plan) (1)

----------------------------------------------------------------------------------------------------------------------

Equity compensation plans not approved              8,945                  $10.10                      3,305
by security holders (the Directors Plan) (2)

----------------------------------------------------------------------------------------------------------------------

Total                                              27,780                  $10.85                      3,305
                                                   ======                  ======                      =====

----------------------------------------------------------------------------------------------------------------------

(1) On October 8, 2006, the 1996 Plan terminated as to new awards and, as a result, no shares remain available for future awards under such plan.

(2) The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting of Shareholders. There were 12,250 options authorized for issuance under the Directors Plan, of which 8,945 are presently outstanding. As of September 23, 2008, no options granted under the Directors Plan have been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the "fair market value" (as defined in the
    Directors Plan) of FFD's common shares on the date of the grant.

Item 12. Certain Relationships and Related Transactions, and Director Independence.

      The information contained in the Proxy Statement under the caption "RELATED PERSON TRANSACTIONS" and "CORPORATE GOVERNANCE - Director Independence; - Meetings of the Board and Committees and - Director Attendance at the Annual Meeting" is incorporated by reference.

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

10.4 Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated June 12, 2003

10.5 Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated June 12, 2003

10.6 Change of Control Agreement between First Federal Community Bank and Sally K. O'Donnell dated June 12, 2003

10.7 Business Loan Agreement between FFD Financial Corporation and The Huntington National Bank dated March 20, 2006

10.8 Stock Purchase Agreement dated October 18, 2006, by and among FFD Financial Corporation, Ancora Advisors, LLC, Merlin Partners, L.P., ELI Investment Partners, L.P., Ancora Capital, Inc., CNM Management, LLC, Umberto Fedeli, Carmen Ilacqua, Fred DiSanto and Richard Barone

13 2008 Annual Report to Shareholders (the following parts of which are incorporated herein by reference; "Market Price of FFD's Common Shares and Related Shareholder Matters," "Management's Discussion and Analysis of Financial Condition and Results of Operations," "Report of Management on the Company's Internal Control Over Financial Reporting" and Consolidated Financial Statements)

20       Proxy Statement for 2008 Annual Meeting of Shareholders

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

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services.

      The information contained in the Proxy Statement under the caption "INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM - Fees of Independent Registered Public Accounting Firm" is incorporated by reference.

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

                                       Date: September 29, 2008

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

Date:  September 29, 2008              Date:  September 29, 2008


/s/Leonard L. Gundy                    /s/Enos L. Loader
-----------------------------------    ------------------------------------
Leonard L. Gundy                       Enos L. Loader
Director                               Director

Date:   September 29, 2008             Date:   September 29, 2008


/s/Robert D. Sensel                    /s/Trent B. Troyer
-----------------------------------    ------------------------------------
Robert D. Sensel                       Trent B. Troyer
Director                               President and Chief Executive Officer
                                       (Principal Executive Officer)

Date:  September 29, 2008              Date:  September 29, 2008


/s/Robert R. Gerber
-----------------------------------
Robert R. Gerber
Senior Vice President, Chief Financial
Officer and Treasurer (Principal
Financial Officer and Principal
Accounting Officer)

Date:  September 29, 2008


                                                          INDEX TO EXHIBITS

EXHIBIT
NUMBER      DESCRIPTION
-------     -----------

    EXHIBIT
     NUMBER        DESCRIPTION
  3.1       Articles of Incorporation of FFD Financial             Incorporated by reference to Exhibit 3.1 to the
            Corporation                                            Registration Statement on Form S-1 (the "S-1") filed with
                                                                   the Securities and Exchange Commission (the "SEC") on
                                                                   December 15, 1995

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

  13        FFD Financial Corporation 2008 Annual Report to        Included herewith
            Shareholders

  20        Proxy Statement for 2008 Annual Meeting of             Incorporated by reference to the Proxy Statement for the
            Shareholders                                           2008 Annual Meeting of Shareholders, filed with the SEC on
                                                                   September 23, 2008 (SEC File No. 000-27916)

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