Form 10-Q
period 2008-09-30
FFD FINANCIAL CORP/OH
filed 2008-11-14
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      September 30, 2008
                              ------------------------------

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:      0-27916
                       -------------------

                           FFD FINANCIAL CORPORATION
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Ohio                                        34-1821148
-------------------------------               ---------------------------------
(State or other jurisdiction of               (IRS Employer Identification No.)
incorporation or organization)

                  321 North Wooster Avenue, Dover, Ohio 44622
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                                (330) 364-7777
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No   [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]  Accelerated filer [ ] Smaller reporting company [X]
Non-accelerated filer   [ ] (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]   No   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: November 12, 2008 - 1,072,294 common shares, no par value

                                     INDEX

                                                                            Page
                                                                            ----

PART I  Item 1- FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Earnings                           4

                Consolidated Statements of Comprehensive Income               5

                Condensed Consolidated Statements of Cash Flows               6

                Notes to Consolidated Financial Statements                    7

        Item 2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    11

        Item 4T Controls and Procedures                                      14

PART II  -      OTHER INFORMATION                                            15

SIGNATURES                                                                   16

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                              September 30,      June 30,
      ASSETS                                                                           2008          2008
                                                                                (Unaudited)
Cash and due from financial institutions                                           $  1,486      $  1,702
Interest-bearing deposits in other financial institutions                             5,569         6,347
Federal Funds Sold                                                                        -         5,000
                                                                                   --------      --------
      Cash and cash equivalents                                                       7,055        13,049

Investment securities available for sale                                              5,581         5,623
Mortgage-backed securities available for sale                                           235           243
Mortgage-backed securities held to maturity,
 fair value of $75 and $81 of September 30,
 2008 and June 30, 2008, respectively                                                    75            80
Loans receivable - net of allowance of $1,529 and $1,482                            156,599       156,232
Loans held for sale                                                                     267             -
Premises and equipment, net                                                           2,546         2,589
Federal Home Loan Bank, at cost                                                       2,422         2,389
Loan Servicing Rights                                                                   686           663
Accrued interest receivable                                                             633           621
Prepaid expenses and other assets                                                       196           249
                                                                                   --------      --------

      Total assets                                                                 $176,295      $181,738
                                                                                   ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non interest bearing                                                             $ 11,744      $ 10,729
  Interest bearing                                                                  124,252       130,603
                                                                                   --------      --------
      Total deposits                                                                135,996       141,332
Federal Home Loan Bank advances                                                      20,430        20,595
Accrued interest payable                                                                156           186
Accrued and deferred federal income tax                                                 335           174
Other liabilities                                                                     1,041         1,271
                                                                                   --------      --------
      Total liabilities                                                             157,958       163,558

Commitments                                                                               -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                                -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                  -             -
  Additional paid-in capital                                                          8,291         8,274
  Retained earnings                                                                  15,486        15,331
  Accumulated comprehensive  loss; net                                                 (115)          (83)
  Treasury stock, at cost (382,456 and 384,456 treasury shares
   at September 30, 2008 and June 30, 2008, respectively)                            (5,325)       (5,342)
                                                                                   --------      --------
      Total shareholders' equity                                                     18,337        18,180
                                                                                   --------      --------

      Total liabilities and shareholders' equity                                   $176,295      $181,738
                                                                                   ========      ========

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                      CONSOLIDATED STATEMENTS OF EARNINGS

             For the three months ended September 30, 2008 and 2007
                     (In thousands, except per share data)
                                  (Unaudited)

                                                               2008        2007

Interest and dividend income
  Loans, including fees                                      $2,592      $2,962
  Mortgage-backed securities                                      5           6
  Investment securities                                          71          42
  Interest-bearing deposits and other                            56          77
                                                             ------      ------
                                                              2,724       3,087

Interest expense
  Deposits                                                      873       1,190
  Borrowings                                                    203         190
                                                             ------      ------
                                                              1,076       1,380
                                                             ------      ------

      Net interest income                                     1,648       1,707

Provision for loan losses                                       105          88
                                                             ------      ------

      Net interest income after provision for loan losses     1,543       1,619

Noninterest income
  Net gain on sale of loans                                      67          38
  Service charges on deposit accounts                            66          67
  Impairment loss on securities                                  (9)          -
  Other                                                          42          33
                                                             ------      ------
                                                                166         138

Noninterest expense
  Employee and director compensation and benefits               552         515
  Occupancy and equipment                                       113         134
  Franchise taxes                                                58          58
  Data processing                                                91          84
  ATM processing                                                 34          28
  Professional and consulting fees                               71          58
  Postage and stationary supplies                                42          27
  Advertising                                                    34          46
  Checking account maintenance expense                           54          53
  Other                                                         152         135
                                                             ------      ------
                                                              1,201       1,138
                                                             ------      ------

      Income before income taxes                                508         619

      Income tax expense                                        177         211
                                                             ------      ------

      Net Income                                             $  331      $  408
                                                             ======      ======

      Earnings per share
        Basic                                                $  .31      $  .37
                                                             ======      ======

        Diluted                                              $  .31      $  .37
                                                             ======      ======

        Dividends declared per share                         $ .165      $  .14
                                                             ======      ======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

             For the three months ended September 30, 2008 and 2007
                                 (In thousands)
                                  (Unaudited)


                                                              2008      2007

Net income                                                    $331      $408

Other comprehensive income, net of related tax effects:
  Unrealized holding gains (losses) on securities during
   the period, net of taxes (benefits) of $(16) and $13 in
   2008 and 2007, respectively                                 (32)       25
                                                              ----      ----

Comprehensive income                                          $299      $433
                                                              ====      ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the three months ended September 30, 2008 and 2007
                                 (In thousands)
                                  (Unaudited)

                                                             2008          2007

Cash flows from operating activities:
      Net cash from operating activities                 $    182       $ 1,163

Cash flows from investing activities:
  Purchase of equity investment securities                    (11)            -
  Principal repayments on mortgage-backed securities            9            11
  Loan originations and payments, net                        (523)       (3,095)
  Proceeds from participation loan sales
   to other financial institutions                             13         1,063
  Additions to premises and equipment                          (5)         (397)
                                                         --------       -------
      Net cash from investing activities                     (517)       (2,418)

Cash flows financing activities:
  Net change in deposits                                   (5,336)       (2,808)
  Net change in short-term Federal Home Loan
      Bank advances                                         1,000         3,000
  Proceeds from Federal Home Loan Bank advances                 -         1,000
  Repayments of Federal Home Loan Bank advances            (1,165)       (1,135)
  Proceeds from exercise of stock options                      18             9
  Purchase of treasury stock                                    -          (148)
  Cash dividends paid                                        (176)         (156)
                                                         --------       -------
      Net cash from financing activities                   (5,659)         (238)
                                                         --------       -------

Net change in cash and cash equivalents                    (5,994)       (1,493)

Beginning cash and cash equivalents                        13,049         9,033
                                                         --------       -------

Ending cash and cash equivalents                         $  7,055       $ 7,540
                                                         ========       =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                 $    125       $   220
                                                         ========       =======

    Interest paid                                        $  1,106       $ 1,403
                                                         ========       =======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

         For the three-month periods ended September 30, 2008 and 2007

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. Stock options for 5,700 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2008 because they were antidilutive. The computations are as follows:

                                                            2008           2007

   Weighted-average common shares
    outstanding (basic)                                1,071,077      1,093,295
   Dilutive effect of assumed exercise
    of stock options                                       3,045          6,738
                                                       ---------      ---------
   Weighted-average common shares
    outstanding (diluted)                              1,074,122      1,100,033
                                                       =========      =========

4. Stock Option Plan
   -----------------

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the "Plan") expired in October of 2006. Options granted prior to the expiration date remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement.

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2008 and 2007

4. Stock Option Plan (continued)
   -----------------

A summary of the activity in the stock option plan for the quarter ended September 30, 2008 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of period      27,780       $10.85
Granted                                   -               -
Exercised                               (2,000)        9.25
Forfeited or expired                     -                -
                                        ------       ------
Outstanding at end of period            25,780       $10.98       3.6 yrs       $37,445
                                        ======       ======

Exercisable at end of period            25,780       $10.98       3.6 yrs       $37,445
                                        ======       ======                     =======

Options available for grant                  -
                                        ======

Information related to the stock option plan during the quarter ended September 30, 2008 follows:
Intrinsic value of options exercised   $ 6,000
Cash received from options exercised    18,000
Tax benefit from options exercised           -


    A summary of the activity in the stock option plan for the year ended June 30, 2008 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of year        29,780       $10.75
Granted                                      -            -
Exercised                               (2,000)        9.25
Forfeited or expired                         -            -
                                        ------       ------
Outstanding at end of year              27,780       $10.85       3.8 yrs       $57,888
                                        ======       ======                     =======

Exercisable at end of year              27,780       $10.85       3.8 yrs       $57,888
                                        ======       ======                     =======

Options available for grant                  -
                                        ======

Information related to the stock option plan for the year ended June 30, 2008 follows:
Intrinsic value of options exercised   $12,000
Cash received from options exercised    18,000
Tax benefit from options exercised           -

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2008 and 2007

5. Recent Accounting Developments
   ------------------------------

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements.. The Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 1008, and interim periods within those fiscal years. The impact of the adoption was not material.

In January 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard (`SFAS") No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure at fair value on an instrument by instrument basis eligible financial assets and financial liabilities, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective for the Corporation as of July 1, 2008. The Corporation did not elect the fair value option for any financial assets or liabilities.

6. Fair Value Measurement
   ----------------------

As discussed within Note 5 - Recent Accounting Developments, the Corporation adopted fair value accounting standard Statement No. 157 effective July 1, 2008. Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a company's own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities. Where available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities' relationship to other benchmark quoted securities (Level 2 inputs).

                           FFD Financial Corporation

         For the three-month periods ended September 30, 2008 and 2007

Federal bank and other restricted stocks includes stock acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock that are accounted for at cost; and therefore, are not subject to the disclosure requirements of Statement No. 157.

Assets and Liabilities Measured on a Recurring Basis:
-----------------------------------------------------

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

                                             Fair Value Measurements at
                                              September 30, 2008 Using
                        Balance at
                      September 30,
                           2008          Level 1      Level 2      Level 3
Assets:
Available-for-sale
securities                $5,816           $ 2        $5,814         $ -

Assets and Liabilities Measured on a Non-Recurring Basis
--------------------------------------------------------

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Evaluating impaired loan collateral is based on level 3 inputs utilizing independent outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. As of September 30, 2008, impaired loans had a principal balance of $1.7 million with a valuation allowance of $326,000. The change in the valuation allowance for impaired loans and the resulting impact on the provision for loan losses was not material for the three months ended September 30, 2008.

Mortgage servicing assets represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Corporation classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 3. The fair value of mortgage servicing assets includes a reversal of $28,000 in prior impairment losses for the three months ended September 30, 2008 and the valuation allowance at September 30, 2008 was $11,000. Mortgage servicing assets of $553,000 are valued at amortized cost.

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

Critical Accounting Policies
----------------------------

The financial condition and results or operations for the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are, to a large degree, dependent upon the Corporation's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

The Company has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote A (Securities and Allowance for Loan Losses), footnote B (Securities), footnote C (Loans) and Management Discussion and Analysis of Financial Condition and Results from Operations in the 2008 Form 10-KSB provide detail with regard to the Corporation's accounting for the allowance for loan losses and valuation of securities. There have been no significant changes in the application of accounting policies since June 30, 2008.

Liquidity
---------

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loan purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation's principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipt from securities: borrowings; and operations. Management considers the asset position of the Corporation to be sufficiently liquid to meet normal operating needs and conditions. The Corporation's earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

Capital Resources
-----------------

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank is considered well capitalized under the Federal Deposit Insurance Act at September 30, 2008. Management is not aware of any matters occurring subsequent to September 30, 2008 that would cause the Bank's capital category to change.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to
---------------------------------------------------------------
September 30, 2008
------------------

The Corporation's total assets at September 30, 2008, were $176.3 million, a $5.4 million, or 3.0%, decrease from the total at June 30, 2008.

Cash and cash equivalents totaled $7.1 million at September 30, 2008, a decrease of $6.0 million, or 45.9%, from the total at June 30, 2008. Investment securities totaled $5.6 million at September 30, 2008, a $42,000, or .75%, decrease from the total at June 30, 2008, which resulted primarily from mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $310,000 at September 30, 2008, a $13,000, or 4.03% decrease compared to the total at June 30, 2008, which resulted from principal repayments and a $4,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $156.6 million at September 30, 2008, an increase of $367,000, or .24%, from the June 30, 2008 total. Loan originations during the period totaling $16.5 million were substantially offset by principal repayments of $13.7 million, loans sold in the secondary market of $2.0 million and loans sold to other financial institutions of $13,000. During the three-month period ended September 30, 2008, loan originations were comprised of $11.5 million of one- to four-family residential real estate loans, $3.6 million of nonresidential real estate loans, $800,000 of consumer loans, $500,000 of commercial loans, and $70,000 of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1,529,000 at September 30, 2008, an increase of $47,000, or 3.2%, from the June 30, 2008 balance of $1,482,000, and represented .97% and .94% of total loans at each of those respective dates. The increase resulted from a provision of $105,000 and recoveries of $2,000, which were partially offset by charge-offs of $60,000. Although management believes that the allowance for loan losses at September 30, 2008, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations. The allowance for loan losses as a percentage of loans was higher at September 30, 2008 than June 30, 2008 due to general economic concerns of the Corporation's market area.

Deposits totaled $136.0 million at September 30, 2008, a $5.3 million, or 3.8%, decrease from total deposits at June 30, 2008. The decrease in deposits was the result of significant interest rate pressure from a couple of large competitors. The Corporation chose to prudently manage interest rate risk by not "paying-up" for deposits to match the large competitors. FHLB advances totaled $20.4 million at September 30, 2008, a $165,000, or .8%, decrease from the June 30, 2008 total. The FHLB advances were primarily used to fund loan growth.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to
---------------------------------------------------------------
September 30, 2008 (continued)
------------------

Shareholders' equity totaled $18.3 million at September 30, 2008, an increase of $157,000, or .9%, over June 30, 2008. The increase was due primarily to period net earnings of $331,000, proceeds from the exercise of stock options totaling $18,000, which were partially offset by dividends paid of $176,000 and an increase in the unrealized losses on securities designated as available for sale of $32,000. At September 30, 2008, the Bank's regulatory capital exceeded the requirements to be considered "well capitalized."

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
September 30, 2008 and 2007
---------------------------

General
-------

The Corporation's net earnings totaled $331,000 for the three months ended September 30, 2008, a decrease of $77,000, or 18.9%, from the net earnings of $408,000 recorded in the comparable period in 2007. The decrease in net earnings resulted from increases of $63,000, or 5.5%, in general, administrative and other expenses and $17,000 in the provision for losses on loans and a decrease of $59,000, or 3.5%, in net interest income, which were partially offset by an increase of $28,000, or 20.3%, in other operating income and a decrease in federal income tax expense of $34,000.

Net Interest Income
-------------------

Total interest income decreased by $363,000, or 11.8%, to $2.7 million for the three months ended September 30, 2008, compared to the same period in 2007. Interest income on loans decreased by $370,000, or 12.5%, due to an increase of $1.9 million, or 1.2%, in the average loan portfolio balance outstanding, which was more than offset by a 98 basis point decrease in yield. Interest income on investment securities, interest-bearing deposits and other increased by $8,000, or 6.7%, to a total of $127,000 for the three months ended September 30, 2008, due to a $2.8 million, or 29.1%, increase in the average balance outstanding, which was partially offset by a 83 basis point decrease in yield. Interest income on mortgage-backed securities decreased by $1,000, or 16.7%, due to a decrease of $40,000, or 11.1%, in the average balance outstanding and a 61 basis point decrease in yield.

Total interest expense decreased by $304,000, or 22.0%, to $1.1 million for the three months ended September 30, 2008, compared to the three months ended September 30, 2007. Interest expense on deposits decreased by $317,000, or 26.6%, due to a 92 basis point decrease in the average cost of deposits, to 2.51% for the 2008 quarter, which was offset slightly by a $453,000, or .3%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $13,000, or 6.8%, due to a 109 basis point decrease in the average cost of borrowings, which was more than offset by an increase of $5.5 million, or 36.4%, in the average balance of borrowings outstanding.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $59,000, or 3.5%, for the three months ended September 30, 2008, compared to the same period in 2007. The interest rate spreads were 3.67% and 3.79%, and the net interest margins were 3.85% and 4.06%, for the three-month periods ended September 30, 2008 and 2007, respectively.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
September 30, 2008 and 2007 (continued)
---------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $105,000 provision for losses on loans during the three months ended September 30, 2008, and a $88,000 provision for the comparable quarter in 2007. The increase in the allowance for losses on loans was primarily due to identified problem loans, changes in the portfolio mix from residential real estate to nonresidential real estate, loan charge-offs and management's assessment of general economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which can adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $166,000 for the three months ended September 30, 2008, an increase of $28,000, or 20.3%, from the 2007 total. The increase was primarily due to a $28,000 reversal of a valuation allowance for mortgage servicing rights. The reversal of the valuation allowance for mortgage servicing rights was attributable to rising market interest rates and a seasoned portfolio of serviced mortgages.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.2 million for the three months ended September 30, 2008, an increase of $63,000, or 5.5%, compared to the same period in 2007. The increase in general, administrative and other expense includes increases of $37,000, or 7.2%, in employee compensation and benefits, $17,000, or 12.6%, in other operating expense, $15,000, or 55.6%, in postage and stationary supplies and $13,000, or 22.4%, in professional and consulting fees, which were partially offset by decreases of $21,000, or 15.7%, in occupancy and equipment expense and $12,000, or 26.1%, in advertising. The increase in employee compensation was due to normal merit increases and additional staffing. A portion of the increase in other operating expense was a $20,000 increase in FDIC insurance premiums. This increase was the result of the completion in the fourth quarter of fiscal 2008 of the FDIC credit from the FDIC Reform Act of 2005.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $177,000 for the three months ended September 30, 2008, a decrease of $34,000, or 16.1%, over the same period in 2007. The decrease resulted from a $111,000, or 17.9%, decrease in earnings before taxes. The Corporation's effective tax rates were 34.8% and 34.1%, for the three month periods ended September 30, 2008 and 2007, respectively.

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

Not required.

ITEM 4T: Controls and Procedures
         -----------------------

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

ITEM 1A: Risk Factors
         ------------

         Not required

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) During the quarter ended September 30, 2008, the Corporation issued a total of 2,000 unregistered shares upon the exercise of stock options for an aggregate purchase price of $18,500. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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


                                       FFD FINANCIAL CORPORATION


Date: November 14, 2008                By: /s/ Trent B. Troyer
      -----------------------              -------------------------------------
                                           Trent B. Troyer
                                           President and Chief Executive Officer


Date: November 14, 2008                By: /s/ Robert R. Gerber
      -----------------------              -------------------------------------
                                           Robert R. Gerber
                                           Senior Vice President, Treasurer and
                                           Chief Financial Officer