Form 10-Q
period 2008-12-31
FFD FINANCIAL CORP/OH
filed 2009-02-17
CIK 1006177

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended      December 31, 2008
                              ------------------------------

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

Yes [ ]   No   [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: February 12, 2009 - 1,009,906 common shares, no par value

                                     INDEX

                                                                            Page
                                                                            ----

PART I  Item 1- FINANCIAL INFORMATION

                Consolidated Statements of Financial Condition                3

                Consolidated Statements of Income                             4

                Consolidated Statements of Comprehensive Income               5

                Condensed Consolidated Statements of Cash Flows               6

                Notes to Consolidated Financial Statements                    7

        Item 2  Management's Discussion and Analysis of Financial Condition
                and Results of Operations                                    11

        Item 3  Quantitative and Qualitative Disclosures About Market Risk   16

        Item 4T Controls and Procedures                                      16

PART II  -      OTHER INFORMATION                                            17

SIGNATURES                                                                   19

                           FFD Financial Corporation

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                       (In thousands, except share data)

                                                                               December 31,      June 30,
      ASSETS                                                                           2008          2008
                                                                                (Unaudited)

Cash and due from financial institutions                                           $  1,588      $  1,702
Interest-bearing deposits in other financial institutions                            12,023         6,347
Federal Funds Sold                                                                        -         5,000
                                                                                   --------      --------
      Cash and cash equivalents                                                      13,611        13,049

Investment securities available for sale                                              4,806         5,623
Mortgage-backed securities available for sale                                           232           243
Mortgage-backed securities held to maturity,
 fair value of $68 and $81 of December 31,
 2008 and June 30, 2008, respectively                                                    69            80
Loans receivable - net of allowance of $1,609 and $1,482                            158,400       156,232
Loans held for sale                                                                     342             -
Premises and equipment, net                                                           2,566         2,589
Federal Home Loan Bank, at cost                                                       2,422         2,389
Loan Servicing Rights                                                                   692           663
Accrued interest receivable                                                             552           621
Prepaid expenses and other assets                                                       167           249
                                                                                   --------      --------

      Total assets                                                                 $183,859      $181,738
                                                                                   ========      ========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits
  Non interest bearing                                                             $ 10,616      $ 10,729
  Interest bearing                                                                  134,648       130,603
                                                                                   --------      --------
      Total deposits                                                                145,264       141,332
Federal Home Loan Bank advances                                                      17,652        20,595
Other borrowed money                                                                    800             -
Accrued interest payable                                                                192           186
Accrued and deferred federal income tax                                                 286           174
Other liabilities                                                                     1,792         1,271
                                                                                   --------      --------
      Total liabilities                                                             165,986       163,558

Commitments                                                                               -             -

Shareholders' equity
  Preferred stock - authorized 1,000,000 shares without par
   value; no shares issued                                                                -             -
  Common stock - authorized 5,000,000 shares without par or
   stated value; 1,454,750 shares issued                                                  -             -
  Additional paid-in capital                                                          8,313         8,274
  Retained earnings                                                                  15,650        15,331
  Accumulated comprehensive  loss; net                                                    4           (83)
  Treasury stock, at cost (445,344 and 384,456 treasury shares
   at December 31, 2008 and June 30, 2008, respectively)                             (6,094)       (5,342)
                                                                                   --------      --------
      Total shareholders' equity                                                     17,873        18,180
                                                                                   --------      --------

      Total liabilities and shareholders' equity                                   $183,859      $181,738
                                                                                   ========      ========

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                                      For the three months      For the six months
                                                       ended December 31,       ended December 31,
                                                         2008        2007          2008      2007
                                                                       (Unaudited)

Interest income
  Loans, including fees                                $2,546      $2,870        $5,138    $5,815
  Mortgage-backed securities                                4           6             9        12
  Investment securities                                    71          42           142        84
  Interest-bearing deposits and other                      33          86            89       163
                                                       ------      ------        ------    ------
                                                        2,654       3,004         5,378     6,074

Interest expense
  Deposits                                                840       1,161         1,713     2,352
  Borrowings                                              200         185           403       374
                                                       ------      ------        ------    ------
                                                        1,040       1,346         2,116     2,726
                                                       ------      ------        ------    ------

      Net interest income                               1,614       1,658         3,262     3,348

Provision for losses on loans                              99         111           204       199
                                                       ------      ------        ------    ------

      Net interest income after provision
       for losses on loans                              1,515       1,547         3,058     3,149

Other income
  Net gain on sale of loans                                48          26           115        64
  Service charges on deposit accounts                      68          63           134       127
  Impairment loss on securities                             -           -            (9)        -
  Other                                                    50          62            92       115
                                                       ------      ------        ------    ------
                                                          166         151           332       306
General, administrative and other expense
  Employee and director compensation and benefits         529         491         1,081     1,006
  Occupancy and equipment                                 114          99           227       233
  Franchise taxes                                          57          58           115       116
  Data processing                                          87          83           178       167
  ATM processing                                           34          45            68        73
  Professional and consulting fees                         38          21           109        79
  Postage and stationery supplies                          27          42            69        69
  Advertising                                              37          45            71        91
  Checking account maintenance expense                     58          62           112       115
  Other                                                   263         201           415       336
                                                       ------      ------        ------    ------
                                                        1,244       1,147         2,445     2,285
                                                       ------      ------        ------    ------

      Income before income taxes                          437         551           945     1,170

      Income tax expense                                  155         189           332       400
                                                       ------      ------        ------    ------

      Net Income                                       $  282      $  362        $  613    $  770
                                                       ======      ======        ======    ======

      Earnings per share
        Basic                                          $  .27      $  .33        $  .58    $  .71
                                                       ======      ======        ======    ======

        Diluted                                        $  .27      $  .33        $  .58    $  .70
                                                       ======      ======        ======    ======

        Dividends declared per share                   $  .17      $ .165        $ .335    $ .305
                                                       ======      ======        ======    ======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                 (In thousands)

                                                             For the three months     For the six months
                                                              ended December 31,       ended December 31,
                                                              2008          2007       2008         2007
                                                                             (Unaudited)

Net earnings                                                  $282          $362       $613         $770

Other comprehensive income, net of related tax effects:
  Unrealized holding gains on securities during
   the period, net of taxes of $61, $3,
   $45 and $16, during the respective periods                  119             6         87           31
                                                              ----          ----       ----         ----

Comprehensive income                                          $401          $368       $700         $801
                                                              ====          ====       ====         ====

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the six months ended December 31,
                                 (In thousands)
                                  (Unaudited)


                                                             2008         2007

Cash flows from operating activities:
      Net cash from operating activities                  $ 1,610      $ 1,728

Cash flows from investing activities:
  Purchase of equity investment securities                    (11)           -
  Proceeds from maturities/calls of investment
   securities designated As available for sale                954            -
  Principal repayments on mortgage-backed securities           20           22
  Loan originations and payments, net                      (2,633)      (8,113)
  Proceeds from participation loan sales
   to other financial institutions                             13        4,297
  Additions to premises and equipment                         (72)        (438)
                                                          -------      -------
      Net cash from investing activities                   (1,729)      (4,232)

Cash flows financing activities:
  Net change in deposits                                    3,932       (1,346)
  Net change in short-term Federal Home Loan
      Bank advances                                             -        1,500
  Proceeds from Federal Home Loan Bank advance                  -        4,500
  Repayments of Federal Home Loan Bank advances            (2,943)      (1,743)
  Proceeds from other borrowed money                          800            -
  Proceeds from exercise of stock options                      45           19
  Purchase of treasury stock                                 (794)        (242)
  Cash dividends paid                                        (359)        (337)
                                                          -------      -------
      Net cash from financing activities                      681        2,351
                                                          -------      -------

Net change in cash and cash equivalents                       562         (153)

Beginning cash and cash equivalents                        13,049        9,033
                                                          -------      -------

Ending cash and cash equivalents                          $13,611      $ 8,880
                                                          =======      =======


Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                  $   265      $   490
                                                          =======      =======

    Interest paid                                         $ 2,110      $ 2,742
                                                          =======      =======

The accompanying notes are an integral part of these statements.

                           FFD Financial Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     For the six- and three-month periods ended December 31, 2008 and 2007

1. Basis of Presentation
   ---------------------

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the "Corporation") included in the Corporation's Annual Report on Form 10-KSB for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2008, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2. Principles of Consolidation
   ---------------------------

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the "Bank") and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3. Earnings Per Share
   ------------------

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation's stock option plan. Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended December 31, 2008 because they were antidilutive. Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for the three months ended December 31, 2007 because they were antidilutive. The computations are as follows:

                                            For the three months ended      For the six months ended
                                                   December 31,                   December 31,
                                                  2008           2007            2008           2007

   Weighted-average common shares
    outstanding (basic)                      1,041,385      1,085,403       1,056,231      1,089,314
   Dilutive effect of assumed exercise
    of stock options                             1,876          5,704           2,395          6,288
                                             ---------      ---------       ---------      ---------
   Weighted-average common shares
    outstanding (diluted)                    1,043,261      1,091,107       1,058,626      1,095,602
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

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2008 and 2007

4. Stock Option Plan (continued)
   -----------------

A summary of the activity in the stock option plan for the six months ended December 31, 2008 follows:

                                                                 Weighted
                                                   Weighted      average
                                                    average     remaining     Aggregate
                                                   exercise    contractual    intrinsic
                                        Shares       price         term         value
                                        ------     --------    -----------    ---------

Outstanding at beginning of period      27,780       $10.85
Granted                                   -               -
Exercised                               (4,945)        9.16
Forfeited or expired                     -                -
                                        ------       ------
Outstanding at end of period            22,835       $11.22       3.3 yrs       $15,306
                                        ======       ======

Exercisable at end of period            22,835       $11.22       3.3 yrs       $15,306
                                        ======       ======                     =======

Options available for grant                  -
                                        ======

Information related to the stock option plan during the six months ended December 31, 2008 and 2007 follows:

                                         Three Months      Three Months       Six Months        Six Months
                                        Ended 12-31-08    Ended 12-31-07    Ended 12-31-08    Ended 12-31-07
Intrinsic value of options exercised        $ 4,866           $6,200            $10,866           $12,200
Cash received from options exercised         26,800            9,500             45,300            18,500
Tax benefit from options exercised                -                -                  -                 -

5. Recent Accounting Developments
   ------------------------------

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, Fair Value Measurements. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October, 2008, the FASB issued Staff Position (FSP) 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. The Corporation has adopted this statement and related positions which had no material impact to the Corporation.

In January 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure at fair value on an instrument by instrument basis eligible financial assets and financial liabilities, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective for the Corporation as of July 1, 2008. The Corporation did not elect the fair value option for any financial assets or liabilities.

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2008 and 2007

6. Fair Value Measurement
   ----------------------

As discussed within Note 5 - Recent Accounting Developments, the Corporation adopted fair value accounting and SFAS No. 157 effective July 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities;
-----------

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

Restricted stocks acquired for regulatory purposes, such as Federal Home Loan Bank stock and Federal Reserve Bank stock, are accounted for at cost and are not subject to SFAS No. 157.

Assets and Liabilities Measured on a Recurring Basis:
-----------------------------------------------------

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

                                             Fair Value Measurements at
                                              December 31, 2008 Using
                        Balance at                 (in thousands)
                       December 31,
                           2008
                      (in thousands)     Level 1      Level 2      Level 3
                                         -------      -------      -------
Assets:
Available-for-sale
securities                $5,038           $ 1        $5,037         $ -

                           FFD Financial Corporation

     For the six- and three-month periods ended December 31, 2008 and 2007

Assets and Liabilities Measured on a Non-Recurring Basis:
---------------------------------------------------------

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Evaluating impaired loan collateral is based on Level 3 inputs utilizing independent outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. The change in the valuation allowance for impaired loans and the resulting impact on the provision for loans losses was not material for the six-month period ended December 31, 2008. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $1.7 million, with a valuation allowance of $402,000, resulting in an additional provision for loan losses of $76,000 for the three-month period ended December 31, 2008.

Mortgage servicing assets represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Corporation classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 2. The $692,000 carrying value of mortgage servicing assets includes $130,000 of mortgage servicing rights which have been written down to fair value through a valuation allowance of $9,000. The six months ended December 31, 2008 includes a $30,000 reversal of a previously established valuation allowance and the three months ending December 31, 2008 includes a $2,000 reversal of a previously established valuation allowance.

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

Critical Accounting Policies
----------------------------

The financial condition and results of operations for the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are, to a large degree, dependent upon the Corporation's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

The Company has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote A (Securities and Allowance for Loan Losses), footnote C (Loans) and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-KSB provide detail with regard to the Corporation's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2008.

Liquidity
---------

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, and at times to fund deposit outflows and operating activities. The Corporation's principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipt from securities: borrowings; and operations. Management considers the Corporation's asset position to be sufficiently liquid to meet normal operating needs and conditions. The Corporation's earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand as needed.

Capital Resources
-----------------

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank was considered "well capitalized" under Office of Thrift Supervision regulations at December 31, 2008. Management is not aware of any matters occurring subsequent to December 31, 2008 that would cause the Bank's capital category to change.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to
---------------------------------------------------------------
December 31, 2008
-----------------

The Corporation's total assets at December 31, 2008, were $183.9 million, a $2.1 million, or 1.2%, increase from the total at June 30, 2008.

Cash and cash equivalents totaled $13.6 million at December 31, 2008, an increase of $562,000, or 4.3%, from the total at June 30, 2008. Investment securities totaled $4.8 million at December 31, 2008, a $817,000, or 14.5%, decrease from the total at June 30, 2008, resulting from a partial call of one investment security, which was partially offset by mark-to-market adjustments under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Mortgage-backed securities totaled $301,000 at December 31, 2008, a $22,000, or 6.8% decrease compared to the total at June 30, 2008, which resulted from principal repayments and a $2,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $158.4 million at December 31, 2008, an increase of $2.2 million, or 1.4%, from the June 30, 2008 total. During the period, the Corporation originated $34.1 million of loans, which were substantially offset by principal repayments of $31.5 million. During the six-month period ended December 31, 2008, loan originations were comprised of $21.5 million of one- to four-family residential real estate loans, $9.6 million of nonresidential real estate loans, $1.6 million of consumer loans, $1.1 million of commercial loans, and $400,000 of multifamily real estate loans. Nonresidential real estate and commercial lending have historically demonstrated a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. To further reduce risk, First Federal has not and does not originate sub-prime real estate loans.

The allowance for loan losses totaled $1.6 million at December 31, 2008, an increase of $127,000, or 8.6%, from the June 30, 2008 balance of $1.5 million and represented 1.01% and .94% of total loans at each of those respective dates. The increase resulted from a provision of $204,000 and recoveries of $6,000, which were partially offset by charge-offs of $83,000. Although management believes that the allowance for loan losses at December 31, 2008, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation's results of operations. The allowance for loan losses as a percentage of loans was higher at December 31, 2008 than June 30, 2008 due to general economic conditions and concerns related to the economy of the Corporation's market area.

Deposits totaled $145.3 million at December 31, 2008, a $3.9 million, or 2.8%, increase from total deposits at June 30, 2008. The increase in deposits was the result of time deposit growth. Time deposits increased due to their higher yields over savings accounts, and as investors chose to move to FDIC insured accounts over uninsured investment options. The increased deposits were used to repay part of First Federal's FHLB advances, which totaled $17.7 million at December 31, 2008, a $2.9 million, or 14.3%, decrease from the June 30, 2008 total. Other borrowed money increased $800,000 as a result of an advance from the Corporation's $1.0 million line of credit with another financial institution, which was used to repurchase a large block of shares in a previously announced privately negotiated transaction.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to
---------------------------------------------------------------
December 31, 2008 (continued)
-----------------

Shareholders' equity totaled $17.9 million at December 31, 2008, a decrease of $307,000, or 1.7%, over June 30, 2008. The decrease was due primarily the purchase of 65,833 treasury shares for $794,000 and dividends paid of $359,000, which were partially offset by period net earnings of $613,000, a decrease in the unrealized loss on securities designated as available for sale of $87,000, the return of previously paid RRP dividends of $65,000 to retained earnings, and $45,000 from the exercise of stock options. At December 31, 2008, the Bank's regulatory capital exceeded the requirements to be considered "well capitalized."

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2008 and 2007
--------------------------

General
-------

The Corporation's net earnings totaled $613,000 for the six months ended December 31, 2008, a decrease of $157,000, or 20.4%, from the net earnings of $770,000 recorded in the comparable period in 2007. The decrease in net earnings resulted from increases of $160,000, or 7.0%, in general, administrative and other expenses and $5,000, or 2.5%, in the provision for losses on loans, and a decrease of $86,000, or 2.6%, in net interest income, which were partially offset by an increase of $26,000, or 8.5%, in other operating income, and a decrease of $68,000 in federal income tax expense.

Net Interest Income
-------------------

Total interest income decreased by $696,000, or 11.5%, to $5.4 million for the six months ended December 31, 2008, compared to the same period in 2007. Interest income on loans decreased by $677,000, or 11.6%, due to a 94 basis point decrease in yield, which was partially offset by an increase of $1.7 million, or 1.1%, in the average loan portfolio balance outstanding. Interest income on investment securities, interest-bearing deposits and other decreased by $16,000, or 6.5%, to a total of $231,000 for the six months ended December 31, 2008, despite a $2.8 million, or 27.8%, increase in the average balance outstanding, which was more than offset by a 127 basis point decrease in yield. Interest income on mortgage-backed securities decreased by $3,000, or 25.0%, due to a decrease of $37,000, or 10.4%, in the average balance outstanding and a 106 basis point decrease in yield.

Total interest expense decreased by $610,000, or 22.4%, to $2.1 million for the six months ended December 31, 2008, compared to the six months ended December 31, 2007. Interest expense on deposits decreased by $639,000, or 27.2%, due to a 94 basis point decrease in the average cost of deposits, to 2.44% for the 2008 period, which was offset slightly by a $1.1 million, or .8%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $29,000, or 7.8%, due to an increase of $4.0 million, or 25.3%, in the average balance of borrowings outstanding, which was partially offset by a 66 basis point decrease in the average cost.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $86,000, or 2.6%, for the six months ended December 31, 2008, compared to the same period in 2007. The interest rate spreads were 3.62% and 3.74%, and the net interest margins were 3.80% and 4.00%, for the six-month periods ended December 31, 2008 and 2007, respectively.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended
---------------------------------------------------------------
December 31, 2008 and 2007 (continued)
--------------------------

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $204,000 provision for losses on loans during the six months ended December 31, 2008, and a $199,000 provision for the comparable period in 2007. The small increase in the provision for losses on loans was not a significant change from the prior period. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $332,000 for the six months ended December 31, 2008, an increase of $26,000, or 8.5%, from the 2007 total. The increase was primarily due to a $51,000 increase in the gain on sale of loans, including a $30,000 reversal of a previously established mortgage servicing rights valuation allowance, which was partially offset by a $23,000 decrease in other operating income.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $2.4 million for the six months ended December 31, 2008, an increase of $160,000, or 7.0%, compared to the same period in 2007. The increase in general, administrative and other expense includes increases of $75,000, or 7.5%, in employee compensation and benefits, $79,000, or 23.5%, in other operating expense, $30,000, or 38.0%, in professional and consulting fees, and $11,000, or 6.6%, in data processing, which were partially offset by decreases of $20,000, or 22.0%, in advertising, $6,000, or 2.6%, in occupancy and equipment expense, $5,000, or 6.8%, in ATM processing and $3,000, or 2.6%, in checking account maintenance expense. The increase in employee compensation was due to normal merit increases and additional staffing. A portion of the increase in other operating expense was a $49,000 increase in FDIC insurance premiums. This increase was the result of generally increased FDIC premiums and exhausting in the fourth quarter of fiscal 2008 the FDIC credit related to the FDIC Reform Act of 2005.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $332,000 for the six months ended December 31, 2008, a decrease of $68,000, or 17.0%, over the same period in 2007. The decrease resulted from a $225,000, or 19.2%, decrease in earnings before taxes. The Corporation's effective tax rates were 35.1% and 34.2%, for the six-month periods ended December 31, 2008 and 2007, respectively.

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2008 and 2007
--------------------------

General
-------

The Corporation's net earnings totaled $282,000 for the three months ended December 31, 2008, a decrease of $80,000, or 22.1%, from the net earnings of $362,000 recorded in the comparable period in 2007. The decrease in net earnings resulted from an increase of $97,000, or 8.5%, in general, administrative and other expenses and a decrease of $44,000, or 2.7%, in net interest income, which were partially offset by an increase of $15,000, or 9.9%, in other operating income and decreases of $12,000, or 10.8%, in the provision for losses on loans and $34,000 in federal income tax expense.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2008 and 2007 (continued)
--------------------------

Net Interest Income
-------------------

Total interest income decreased by $350,000, or 11.7%, to $2.7 million for the three months ended December 31, 2008, compared to the same period in 2007. Interest income on loans decreased by $324,000, or 11.3%, due to an 89 basis point decrease in yield, which was partially offset by an increase of $1.6 million, or 1.0%, in the average loan portfolio balance outstanding. Interest income on investment securities, interest-bearing deposits and other decreased by $24,000, or 18.8%, to a total of $104,000 for the three months ended December 30, 2008, due to a 167 basis point decrease in yield, which was partially offset by a $2.5 million, or 24.5%, increase in the average balance outstanding. Interest income on mortgage-backed securities decreased by $2,000, or 33.3%, due to a decrease of $34,000, or 9.9%, in the average balance outstanding and a 150 basis point decrease in yield.

Total interest expense decreased by $306,000, or 22.7%, to $1.0 million for the three months ended December 31, 2008, compared to the three months ended December 31, 2007. Interest expense on deposits decreased by $321,000, or 27.6%, due to a 95 basis point decrease in the average cost of deposits, to 2.40% for the 2008 quarter, which was partially offset by a $1.3 million, or ..9%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $15,000, or 8.1%, due to an increase of $2.7 million, or 16.9%, in the average balance of borrowings outstanding, which was partially offset by a 30 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $44,000, or 2.7%, for the three months ended December 31, 2008, compared to the same period in 2007. The interest rate spreads were 3.56% and 3.69%, and the net interest margins were 3.75% and 3.95%, for the three-month periods ended December 31, 2008 and 2007, respectively.

Provision for Losses on Loans
-----------------------------

The Corporation recorded a $99,000 provision for losses on loans during the three months ended December 31, 2008, and a $111,000 provision for the comparable quarter in 2007. The small decrease in the provision for losses on loans was not a significant change from the prior period. The Corporation will continue to identify and review problem loans, changes in the portfolio mix from residential real estate to nonresidential real estate and loan charge-offs and consider management's assessment of general economic conditions. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Corporation's results of operations.

Other Income
------------

Other income totaled $166,000 for the three months ended December 31, 2008, an increase of $15,000, or 9.9%, from the 2007 total. The increase was primarily due to a $22,000, or 84.6%, increase in net gain on sale of loans, which was partially offset by a $12,000 decrease in other income.

                           FFD Financial Corporation

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended
-----------------------------------------------------------------
December 31, 2008 and 2007 (continued)
--------------------------

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $1.2 million for the three months ended December 31, 2008, an increase of $97,000, or 8.5%, compared to the same period in 2007. The increase in general, administrative and other expense includes increases of $62,000, or 30.8%, in other operating expense, $38,000, or 7.7%, in employee compensation and benefits, $17,000, or 81.0%, in professional and consulting fees, $15,000, or 15.2%, in occupancy and equipment expense, and $4,000, or 4.8% in data processing, which were partially offset by decreases of $15,000, or 35.7%, in postage and stationary supplies, $8,000, or 17.8%, in advertising and $4,000, or 6.5%, in checking account maintenance expense. The increase in employee compensation was due to normal merit increases and additional staffing. A portion of the increase in other operating expense was a $29,000 increase in FDIC insurance premiums. This increase was the result of generally increased FDIC premiums and exhausting in the fourth quarter of fiscal 2008 the FDIC credit related to the FDIC Reform Act of 2005.

Federal Income Taxes
--------------------

The Corporation recorded a provision for federal income taxes totaling $155,000 for the three months ended December 31, 2008, a decrease of $34,000, or 18.0%, over the same period in 2007. The decrease resulted from a $114,000, or 20.7%, decrease in earnings before taxes. The Corporation's effective tax rates were 35.5% and 34.3%, for the three month periods ended December 30, 2008 and 2007, respectively.

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

         Not applicable

ITEM 1A: Risk Factors
         ------------

         Not required

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         (a) During the quarter ended December 31, 2008, the Corporation issued a total of 2,945 unregistered shares upon the exercise of stock options for an aggregate purchase price of $26,804. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

         (b) None

         (c)

                                                                     (d)
                                                  (c)          Maximum number
                                             Total number      (or approximate
                       (a)                     of shares       dollar amount)
                      Total        (b)       purchased as    of shares that may
                      number     Average   part of publicly   yet be purchased
                    of shares  price paid   announced plan     under the plans
Period              purchased   per share  or programs (1)     or programs (1)
------              ---------   ---------  ----------------  ------------------

October 1, 2008
  through
October 31, 2008        -        $    -          -                 28,002

November 1, 2008
  through
November 30, 2008   65,833(2)    $12.06          -(2)              28,002

December 1, 2008
  through
December 31, 2008       -        $    -          -                 28,002

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

                           FFD Financial Corporation

(2) On November 13, 2008, the Corporation purchased, in a privately negotiated transaction, 65,833 of the Corporations Common Shares, no par value, from Bulldog Investors, Kimball and Winthrop, Phillip Goldstein and Andrew Dakos. The purchase was not part of a publicly announced plan or program. Further information on this purchase is contained in the Corporation's Annual Report on Form 8-K for the event on November 13, 2008, filed with the Securities Exchange Commission on November 17, 2008.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         On October 21, 2008, the Corporation held its 2008 Annual Meeting of Shareholders. All of the directors nominated were reelected to terms expiring in 2010 by the following votes:

                                          For               Withheld

         David W. Kaufman              846,472                41,902
         Enos L. Loader                874,012                14,362
         Robert D. Sensel              874,037                14,337

         Richard A. Brinkman, Jr., Stephen G. Clinton, and Leonard L. Gundy continued to serve after the meeting as directors of the Corporation for terms expiring in 2009.

ITEM 5.  Other Information
         -----------------

         None

ITEM 6.  Exhibits
         --------

           10.1 Stock Purchase Agreement dated November 13, 2008, by and among FFD Financial Corporation, Bulldog Investors, Kimball and Winthrop, Phillip Goldstein and Andrew
                     Dakos (1)
           10.2 Commercial Loan Agreement dated October 29, 2008, between FFD Financial Corporation and The Home Loan Savings
                     Bank (2)
           10.3 Commercial Security Agreement dated October 29, 2008, between FFD Financial Corporation and The Home Loan Savings Bank (2)
           31.1      Section 302 Chief Executive Officer certification (2)
           31.2      Section 302 Chief Financial Officer certification (2)
           32.1      Section 906 Chief Executive Officer certification (2)
           32.2      Section 906 Chief Financial Officer certification (2)

                 ---------------------------------------------

(1) Incorporated herein by reference to Exhibit 10 to the Corporation's Current Report on Form 8-K, dated November 13, 2008, and filed with the Securities and Exchange Commission on November 19, 2008 (File No. 000-27916)

(2) Filed herewith

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


Date: February 17, 2009               By: /s/Trent B. Troyer
      -----------------------             -------------------------------------
                                          Trent B. Troyer
                                          President and Chief Executive Officer


Date: February 17, 2009               By: /s/Robert R. Gerber
      -----------------------             -------------------------------------
                                          Robert R. Gerber
                                          Senior Vice President, Treasurer and
                                          Chief Financial Officer