Form 10-Q
period 2009-03-31
FFD FINANCIAL CORP/OH
filed 2009-05-15
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

321 North Wooster Avenue, Dover, Ohio 44622
(Address of principal executive offices) (Zip Code)

(330) 364-7777
(Registrant’s telephone number, including area code)

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

Yes [X]          No  [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]          No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No  [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

May 15, 2009 – 1,009,906 common shares, no par value

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS

Cash and due from financial institutions	$1,388	$1,702
Interest-bearing deposits in other financial institutions	13,055	6,347
Federal Funds sold	—	5,000
Cash and cash equivalents	14,443	13,049

Investment securities available for sale	6,751	5,623
Mortgage-backed securities available for sale	232	243
Mortgage-backed securities held to maturity, fair value of $66 and $81 of
March 31, 2009 and June 30, 2008, respectively	66	80
Loans receivable – net of allowance of $1,632 and $1,482	159,853	156,232
Loans held for sale	400	—
Real estate owned	111	—
Premises and equipment, net	2,770	2,589
Federal Home Loan Bank, at cost	2,422	2,389
Loan servicing rights	581	663
Accrued interest receivable	551	621
Prepaid expenses and other assets	219	249

Total assets	$188,399	$181,738

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non interest bearing	$9,850	$10,729
Interest bearing	141,948	130,603
Total deposits	151,798	141,332
Federal Home Loan Bank advances	16,458	20,595
Other borrowed money	800	—
Accrued interest payable	190	186
Accrued and deferred federal income tax	172	174
Other liabilities	1,157	1,271
Total liabilities	170,575	163,558

Commitments	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value;
1,454,750 shares issued	—	—
Additional paid-in capital	8,312	8,274
Retained earnings	15,601	15,331
Accumulated comprehensive loss; net	—	(83)
Treasury stock, at cost (444,844 and 384,456 treasury shares
at March 31, 2009 and June 30, 2008, respectively)	(6,089)	(5,342)
Total shareholders’ equity	17,824	18,180

Total liabilities and shareholders’ equity	$188,399	$181,738

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
	(Unaudited)

Interest income
Loans, including fees	$2,451	$2,791	$7,589	$8,606
Mortgage-backed securities	4	6	13	18
Investment securities	58	47	200	131
Interest-bearing deposits and other	30	62	119	225
	2,543	2,906	7,921	8,980

Interest expense
Deposits	870	1,066	2,583	3,418
Borrowings	177	197	580	571
	1,047	1,263	3,163	3,989

Net interest income	1,496	1,643	4,758	4,991

Provision for losses on loans	167	408	371	607

Net interest income after provision for losses on loans	1,329	1,235	4,387	4,384

Other income
Net gain on sale of loans	224	10	309	86
Mortgage servicing revenue (loss) net of amortization
and impairment	(212)	52	(146)	67
Service charges on deposit accounts	66	70	200	197
Impairment loss on securities	—	—	(9)	—
Other	28	24	84	112
	106	156	438	462

General, administrative and other expense
Employee and director compensation and benefits	562	524	1,643	1,530
Occupancy and equipment	120	119	347	352
Franchise taxes	58	57	173	173
FDIC Insurance Premiums	46	4	103	12
Data processing	85	90	263	257
ATM processing	30	32	98	105
Professional and consulting fees	51	69	202	195
Postage and stationery supplies	42	41	127	124
Advertising	21	31	92	122
Checking account maintenance expense	58	54	170	169
Other	177	128	477	395
	1,250	1,149	3,695	3,434

Income before income taxes	185	242	1,130	1,412

Income tax expense	63	83	395	483

Net Income	$122	$159	$735	$929

Earnings per share
Basic	$.12	$.15	$.71	$.86

Diluted	$.12	$.15	$.70	$.85

Dividends declared per share	$.17	$.165	$.505	$.47

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008
	(Unaudited)

Net earnings	$122	$159	$735	$929

Other comprehensive income, net of related tax effects:
Unrealized holding gains on securities during
the period, net of taxes of $(2), $(3),
$43 and $13, during the respective periods	(4)	(6)	83	25

Comprehensive income	$118	$153	$818	$954

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31,

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net cash from operating activities	$1,009	$1,445

Cash flows from investing activities:
Purchase of equity investment securities	(11)	—
Purchase of investment securities designated as available for sale	(3,000)	(4,749)
Proceeds from maturities/calls of investment securities designated
As available for sale	2,000	3,500
Principal repayments on mortgage-backed securities	25	32
Loan originations and payments, net	(4,171)	(11,110)
Proceeds from participation loan sales to other financial institutions	13	5,269
Additions to premises and equipment	(324)	(441)
Net cash from investing activities	(5,468)	(7,499)

Cash flows financing activities:
Net change in deposits	10,466	(133)
Proceeds from Federal Home Loan Bank advances	—	8,000
Repayments of Federal Home Loan Bank advances	(4,137)	(359)
Proceeds from other borrowed money	800	—
Proceeds from exercise of stock options	49	19
Purchase of treasury stock	(794)	(416)
Cash dividends paid	(531)	(518)
Net cash from financing activities	5,853	6,593

Net change in cash and cash equivalents	1,394	539

Beginning cash and cash equivalents	13,049	9,033

Ending cash and cash equivalents	$14,443	$9,572

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$440	$660

Interest paid	$3,159	$4,004

Transfer of a loan to real estate owned	$111	$—

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine-and three-month periods ended March 31, 2009 and 2008

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-KSB for the year ended June 30, 2008. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.    Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plan. Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended March 31, 2009 because they were antidilutive. The computations are as follows:

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2009	2008	2009	2008

Weighted-average common shares outstanding (basic)	1,009,737	1,075,054	1,041,074	1,084,595
Dilutive effect of assumed exercise of stock options	1,046	6,106	1,859	6,203
Weighted-average common shares outstanding (diluted)	1,010,783	1,081,160	1,042,933	1,090,798

4.    Stock Option Plan

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the “Plan”) expired in October of 2006. Options granted prior to the expiration date remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2009 and 2008

4.    Stock Option Plan (continued)

A summary of the activity in the stock option plan for the nine months ended March 31, 2009 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value

Outstanding at beginning of period	27,780	$10.85
Granted	—	—
Exercised	(5,445)	9.09
Forfeited or expired	—	—
Outstanding at end of period	22,335	$11.28	3.1 yrs	$8,603

Exercisable at end of period	22,335	$11.28	3.1 yrs	$8,603

Options available for grant	—

Information related to the stock option plan during the nine months ended March 31, 2009 and 2008 follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	March 31, 2009	March 31, 2008	March 31, 2009	March31, 2008

Intrinsic value of options exercised	$1,293	$—	$12,159	$12,200
Cash received from options exercised	4,188	—	49,488	18,500
Tax benefit from options exercised	—	—	—	—

5.    Recent Accounting Developments

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”)  No. 157, Fair Value Measurements. This statement is currently effective. The statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. . In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. In October, 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. Effective July 1, 2008, the Corporation adopted this statement and related positions,  which had no material impact to the Corporation.

In January 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which gives entities the option to measure at fair value, on an instrument by instrument basis, eligible financial assets and financial liabilities that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement was effective for the Corporation as of July 1, 2008. The Corporation did not elect the fair value option for any financial assets or liabilities.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2009 and 2008

Recently Issued and Not Yet Effective Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company does not expect the adoption to have a material effect on the results of operations or financial position.

6.    Fair Value Measurement

As discussed within Note 5 - Recent Accounting Developments, the Corporation adopted fair value accounting and SFAS No. 157 effective July 1, 2008. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability  in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect a company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2009 and 2008

The Corporation used the following methods and significant assumptions to estimate the fair value of items:

Securities;

Where available, the fair values of available-for-sale securities are determined by obtaining quoted prices on nationally recognized securities exchanges (Level 1 inputs). If quoted market prices are not available, fair values are estimated using matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities, but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).

Restricted stock acquired for regulatory purposes, such as Federal Home Loan Bank stock, is accounted for at cost and  is not subject to SFAS No. 157.

Assets and Liabilities Measured on a Recurring Basis:

Assets and liabilities measured at fair value on a recurring basis, including financial liabilities for which the Corporation has elected the fair value option, are summarized below:

	Balance at	Fair Value Measurements at
	March 31,	March 31, 2009 Using
	2009	(in thousands)
	(in thousands)	Level 1	Level 2	Level 3

Assets:
Available-for-sale securities	$6,983	$ 1	$6,982	$ —

Assets and Liabilities Measured on a Non-Recurring Basis:

Certain assets and liabilities may be required to be measured at fair value on a nonrecurring basis in periods subsequent to their initial recognition. Generally, nonrecurring valuation is the result of the application of other accounting pronouncements which require assets and liabilities to be assessed for impairment or recorded at the lower of cost or fair value.

Impaired loan collateral is evaluated based on Level 3 inputs, including independent outside appraisals adjusted by management for sales costs and other assumptions regarding market conditions to arrive at fair value. The change in the valuation allowance for impaired loans and the resulting impact on the provision for loans losses was not material for the nine-month period ended March 31, 2009. Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying value of $2.0 million, with a valuation allowance of $368,000, resulting in an additional provision for loan losses of $8,000 for the nine-month period ended March 31, 2009.

Mortgage servicing assets represent the value of retained servicing rights on loans sold. Servicing assets are valued at the lower of cost or fair value and are based upon an independent third party appraisal. Accordingly, the Corporation classifies the fair value portion of its mortgage servicing assets as nonrecurring Level 2. The $581,000 carrying value of mortgage servicing assets includes $732,000 of mortgage servicing rights which have been written down to fair value through valuation allowances of $185,000. The nine months ended March 31, 2009, includes a $145,000 valuation allowance increase from June 30, 2008 and the three months ended March 31, 2009, includes a $175,000 valuation allowance increase from December 31, 2008.

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “intends,” “expects,” “believes,” and similar expressions as they relate to FFD or its management are intended to identify such forward looking statements. FFD’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, changes in the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Critical Accounting Policies

The financial condition and results of operations for the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and Management’s Discussion and Analysis of Financial Condition and Results of Operations are, to a large degree, dependent upon the Corporation’s accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Footnote A (Securities and Allowance for Loan Losses), footnote C (Loans) and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2008 Form 10-KSB provide detail with regard to the Corporation’s accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2008.

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of our customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances. Cash is used to fund loans, purchase investments, fund the maturity of liabilities, fund deposit outflows and, at times, for operating activities. The Corporation’s principal sources of funds are deposits, amortization, prepayments, maturities and sales of loans maturities and sales of securities, borrowings, and operations. Management considers the Corporation’s asset position to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio.

Capital Resources

The Bank is subject to various regulatory capital requirements administered by federal regulatory agencies. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank was considered “well capitalized” under Office of Thrift Supervision regulations at March 31, 2009. Management is not aware of any matters occurring subsequent to March 31, 2009, that would cause the Bank’s capital category to change.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009

The Corporation’s total assets at March 31, 2009, were $188.4 million, a $6.7 million, or 3.7%, increase from the total at June 30, 2008.

Cash and cash equivalents totaled $14.4 million at March 31, 2009, an increase of $1.4 million, or 10.7%, from the total at June 30, 2008. Investment securities totaled $6.8 million at March 31, 2009, a $1.1 million, or 20.1%, increase from the total at June 30, 2008, resulting from the purchase of three investment securities and mark-to-market adjustments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities., which were partially offset by the call of two investment securities.  Mortgage-backed securities totaled $298,000 at March 31, 2009, a $25,000, or 7.7%, decrease compared to the total at June 30, 2008, which resulted from principal repayments and a $1,000 mark-to-market adjustment under SFAS No. 115.

Loans receivable totaled $159.9 million at March 31, 2009, an increase of $3.6 million, or 2.3%, from the June 30, 2008 total. During the period, the Corporation originated $58.1 million of loans, which were substantially offset by principal repayments of $53.9 million. During the nine-month period ended March 31, 2009, loan originations were comprised of $39.1 million of one- to four-family residential real estate loans, $14.1 million of nonresidential real estate loans, $2.3 million of consumer loans, $2.2 million of commercial loans, and $500,000 of multifamily real estate loans. Residential loan demand during the quarter ended March 31, 2009, remained strong due to relatively low interest rates. Nonresidential real estate and commercial lending have historically demonstrated a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation. To further reduce risk, First Federal has not and does not originate sub-prime real estate loans.

The allowance for loan losses totaled $1.6 million at March 31, 2009, an increase of $150,000, or 10.1%, from the June 30, 2008, balance of $1.5 million and represented 1.01% and .94% of total loans at each of those respective dates. The increase resulted from a provision of $371,000 and recoveries of $9,000, which were partially offset by charge-offs of $230,000. Although management believes that the allowance for loan losses at March 31, 2009, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations. The allowance for loan losses as a percentage of loans was higher at March 31, 2009 than June 30, 2008 due to net charge offs, general economic conditions and concerns related to the overall economy of the Corporation’s market area.

Premises and equipment, net totaled $2.8 million at March 31, 2009, a $181,000, or 7.0%, increase from the June 30, 2008, balance of $2.6 million. The increase was primarily the result of the construction of a new branch office in Berlin, Ohio. Construction started in the third quarter of fiscal 2009 is expected to be completed in the first quarter of fiscal 2010.

Deposits totaled $151.8 million at March 31, 2009, a $10.5 million, or 7.4%, increase from total deposits at June 30, 2008. The increase in deposits was the result of time deposit growth due to their higher yields over savings accounts, and investors choosing to move to FDIC insured accounts over uninsured investment options from other sources. A portion of the increased deposits was used to repay part of First Federal’s FHLB advances, which totaled $16.5 million at March 31, 2009, a $4.1 million, or 20.1%, decrease from the June 30, 2008 total. Other borrowed money increased $800,000 as a result of an advance under the Corporation’s $1.0 million line of credit with another financial institution, which was used to repurchase a large block of shares in a previously announced privately negotiated transaction.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009 (continued)

Shareholders’ equity totaled $17.8 million at March 31, 2009, a decrease of $356,000, or 2.0%, over June 30, 2008. The decrease was due primarily the purchase of 65,833 treasury shares for $794,000 and dividends paid of $531,000, which were partially offset by period net earnings of $735,000, a decrease in the unrealized loss on securities designated as available for sale of $83,000, the return of previously paid recognition and retention plan dividends of $65,000 to retained earnings, and $49,000 from the exercise of stock options.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008

General

The Corporation’s net earnings totaled $735,000 for the nine months ended March 31, 2009, a decrease of $194,000, or 20.9%, from the net earnings of $929,000 recorded in the comparable period in 2008. The decrease in net earnings resulted from an increase of $261,000, or 7.6%, in general, administrative and other expenses, and decreases of $233,000, or 4.7%, in net interest income, and $24,000, or 5.2%, in other operating income, which were partially offset by a decreases of $236,000, or 38.9%, in the provision for losses on loans and $88,000 in federal income tax expense.

Net Interest Income

Total interest income decreased by $1.1 million, or 11.8%, to $7.9 million for the nine months ended March 31, 2009, compared to the same period in 2008. Interest income on loans decreased by $1.0 million, or 11.8%, due to a 93 basis point decrease in yield, which was partially offset by an increase of $1.8 million, or 1.1%, in the average loan portfolio balance outstanding. Interest income on investment securities increased by $69,000, or 52.7%, due to a $2.1 million, or 58.5%, increase in the average balance outstanding, which was partially offset by a 17 basis point decrease in yield. Interest-bearing deposits and other decreased by $106,000, or 47.1%, to a total of $119,000, due to a $723,000, or 10.5%, decrease in the average balance outstanding and a 226 basis point decrease in yield.

Total interest expense decreased by $826,000, or 20.7%, to $3.2 million for the nine months ended March 31, 2009, compared to the nine months ended March 31, 2008. Interest expense on deposits decreased by $835,000, or 24.4%, due to a 88 basis point decrease in the average cost, to 2.41% for the 2009 period, which was partially offset by a $4.4 million, or 3.2%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings increased by $9,000, or 1.6%, due to an increase of $1.9 million, or 11.7%, in the average balance of borrowings outstanding, which was partially offset by a 38 basis point decrease in the average cost.

The above described changes were the result of a decline in interest rates during the period, and as a result of the foregoing changes in interest income and interest expense, net interest income decreased by $233,000, or 4.7%, for the nine months ended March 31, 2009, compared to the same period in 2008. The interest rate spreads were 3.50% and 3.70%, and the net interest margins were 3.67% and 3.95%, for the nine-month periods ended March 31, 2009 and 2008, respectively.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008 (continued)

Provision for Losses on Loans

The Corporation recorded a $371,000 provision for losses on loans during the nine months ended March 31, 2009, and a $607,000 provision for the comparable period in 2008. The Corporation substantially increased its provision in the third quarter of fiscal 2008 in response to the acceleration of declining real estate markets, declining general economic conditions, loan portfolio growth and downgrades in the classification of certain loans. Net charge offs have declined period over period from $259,000 for the 2008 period to $221,000 for the 2009 period. Most of the provision for loan losses for the nine months ended March 31, 2009, replaced net charge-offs and increased general allocations of the allowance. Specific loss allocation remained consistent with the specific loss allocations at June 30, 2008. The provision for loan losses for the nine months ended March 31, 2008, was primarily to replace net charge-offs and establish specific allocations on impaired loans. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additional provisions for losses and adversely affect the Corporation’s results of operations.

Other Income

Other income totaled $438,000 for the nine months ended March 31, 2009, a decrease of $24,000, or 5.2%, from the 2008 total. The decrease was primarily due to decreases of $213,000, or 317.9%, in mortgage servicing rights revenue (net of amortization and impairment charges) and $28,000, or 25.0%, in other operating income, which were partially offset by increases of $223,000, or 259.3%, in gain on sale of loans and $3,000, or 1.5%, in service charges on deposit accounts. An impairment charge of $175,000 to reduce the carrying value of mortgage servicing rights to the lower of cost or fair value in the third fiscal quarter negatively impacted the mortgage servicing rights revenue. The impairment charge on mortgage servicing rights is a function of lower interest rates and increased prepayment speed assumptions.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.7 million for the nine months ended March 31, 2009, an increase of $261,000, or 7.6%, compared to the same period in 2008. The increase in general, administrative and other expense includes increases of $113,000, or 7.4%, in employee compensation and benefits, $91,000, or 758.3%, in FDIC insurance premium expense, $82,000, or 20.8%, in other operating expense, $7,000, or 3.6%, in professional and consulting fees, $6,000, or 2.3%, in data processing, $3,000, or 2.4%, in postage and stationary supplies, and $1,000, or 0.6%, in checking account maintenance expense, which were partially offset by decreases of $30,000, or 24.6%, in advertising, $7,000, or 6.7%, in ATM processing, and $5,000, or 1.4%, in occupancy and equipment expense. The increase in employee compensation and benefits was the result of growth in the number of employees year over year and a slight increase in wage rates, offset by a decrease in bonus compensation. The increase in other noninterest expense was the result of increases in internet banking expense. The FDIC insurance premium increase was the result of generally increased FDIC premiums and the depletion in the fourth quarter of fiscal 2008 of the FDIC credit related to the FDIC Reform Act of 2005.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $395,000 for the nine months ended March 31, 2009, a decrease of $88,000, or 18.2%, over the same period in 2008. The decrease resulted from a $282,000, or 20.0%, decrease in earnings before taxes. The Corporation’s effective tax rates were 35.0% and 34.2%, for the nine-month periods ended March 31, 2009 and 2008, respectively.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008

General

The Corporation’s net earnings totaled $122,000 for the three months ended March 31, 2009, a decrease of $37,000, or 23.3%, from the net earnings of $159,000 recorded in the comparable period in 2008. The decrease in net earnings resulted from an increase of $101,000, or 8.8%, in general, administrative and other expenses and decreases of $147,000, or 8.9%, in net interest income, and $50,000, or 32.1%, in other operating income, which were partially offset by decreases of $241,000, or 59.1%, in the provision for losses on loans and $20,000 in federal income tax expense.

Net Interest Income

Total interest income decreased by $363,000, or 12.5%, to $2.5 million for the three months ended March 31, 2009, compared to the same period in 2008. Interest income on loans decreased by $340,000, or 12.2%, due to a 92 basis point decrease in yield, which was partially offset by an increase of $1.9 million, or 1.2%, in the average loan portfolio balance outstanding. Interest income on investment securities increased by $11,000, or 23.4%, due to a $1.8 million, or 44.5%, increase in the average balance outstanding, which was partially offset by a 71 basis point decrease in yield. Interest income on interest bearing deposits and other decreased by $32,000, or 51.6%, to a total of $30,000, due to a 224 basis point decrease in the yield, which was partially offset by a $1.9 million, or 27.0%, increase in the average balance outstanding.

Total interest expense decreased by $216,000, or 17.1%, to $1.0 million for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Interest expense on deposits decreased by $196,000, or 18.4%, due to a 74 basis point decrease in the average cost of deposits, to 2.33% for the 2009 quarter, which was partially offset by a $10.8 million, or 7.8%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $20,000, or 10.2%, due to decreases of $1.9 million, or 9.8%, in the average balance of borrowings outstanding and a 1 basis point decrease in the average cost of borrowings.

As a result of the foregoing changes in interest income and interest expense, net interest income decreased by $147,000, or 8.9%, for the three months ended March 31, 2009, compared to the same period in 2008. The interest rate spreads were 3.26% and 3.62%, and the net interest margins were 3.39% and 3.85%, for the three-month periods ended March 31, 2009 and 2008, respectively.

Provision for Losses on Loans

The Corporation recorded a $167,000 provision for losses on loans during the three months ended March 31, 2009, and a $408,000 provision for the comparable quarter in 2008, a $241,000, or 59.1%, decrease from the prior period. The Corporation significantly increased the provision in the third quarter of fiscal 2008 in response to the acceleration of declining real estate markets, declining general economic conditions, loan portfolio growth and downgrades in the classifications of certain loans. Net charge offs have declined period over period with $163,000 for the 2008 period compared to $92,000 for the 2009 period. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additional provisions for losses and adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008 (continued)

Other Income

Other income totaled $106,000 for the three months ended March 31, 2009, a decrease of $50,000, or 32.1%, from the 2008 total. The decrease was primarily due to decreases of $264,000, or 507.7%, in mortgage servicing rights revenue net of amortization and impairment charges and $4,000, or 5.7%, in service charges on deposit accounts, which were partially offset by increases of $214,000,  in gain on sale of loans and $4,000, or 16.7%, in other operating income. An impairment charge of $175,000 negatively impacted the mortgage servicing rights revenue. The impairment charge on mortgage servicing rights is a function of lower interest rates and increased prepayment speed assumptions.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.3 million for the three months ended March 31, 2009, an increase of $101,000, or 8.8%, compared to the same period in 2008. The increase in general, administrative and other expense includes increases of $49,000, or 38.3%, in other operating expense, $42,000 in FDIC insurance premium expense, $38,000, or 7.3%, in employee compensation and benefits, $4,000, or 7.4%, in checking account maintenance expense, and $1,000 in occupancy and equipment, franchise tax, and postage and stationary supplies, which were partially offset by decreases of $18,000, or 26.1%, in professional and consulting fees, $10,000, or 32.3%, in advertising, $5,000, or 5.6% in data processing, and $2,000, or 6.3% in ATM processing. The increase in employee compensation and benefits was the result of growth in the number of employees period over period and a slight increase in wage rates, offset by a decrease in bonus compensation. The FDIC insurance premium increase was the result of generally increased FDIC premiums and the depletion in the fourth quarter of fiscal 2008 the FDIC credit related to the FDIC Reform Act of 2005.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $63,000 for the three months ended March 31, 2009, a decrease of $20,000, or 24.1%, over the same period in 2008. The decrease resulted from a $57,000, or 23.6%, decrease in earnings before taxes. The Corporation’s effective tax rates were 34.1% and 34.3%, for the three month periods ended March 31, 2009 and 2008, respectively.

ITEM 3:   Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4T:   Controls and Procedures

The Corporation’s Chief Executive Officer and Chief Financial Officer have evaluated the Corporation’s disclosure controls and procedures (as defined under Rules 13a-15 and 15d-15 of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Corporation’s disclosure controls and procedures are effective. There were no changes in the Corporation’s internal controls which materially affected, or are reasonably likely to materially effect, the Corporation’s internal controls over financial reporting.

FFD Financial Corporation

PART II

ITEM 1.	Legal Proceedings

Not applicable

ITEM 1A:	Risk Factors

Not required

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a) None

(b) None

(c) None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

	31.1	Section 302 Chief Executive Officer certification
	31.2	Section 302 Chief Financial Officer certification
	32.1	Section 906 Chief Executive Officer certification
	32.2	Section 906 Chief Financial Officer certification

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	May 15, 2009	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	May 15, 2009	By:	/s/ Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer