Form 10-K
period 2009-06-30
FFD FINANCIAL CORP/OH
filed 2009-09-28
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number: 0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification Number)

321 North Wooster Avenue, Dover, Ohio 44622
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number:	(330) 364-7777

Securities registered pursuant to Section 12(b) of the Exchange Act:

Common Shares, without par value	The NASDAQ Stock Market LLC (NASDAQ Capital Market)
(Title of each class)	(Name of each exchange on which registered)

Securities registered under Section 12(g) of the Exchange Act:

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes [    ]  No [ X ]

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.    Yes [    ]  No [ X ]

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [ X ]  No [    ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes [    ]  No [    ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ] (do not check if smaller reporting company)	Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [    ]  No [ X ]

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was least sold on the NASDAQ Capital Market, as of the last business day of the registrant’s most recently completed second fiscal quarter was $11.7 million.

1,009,906 of the issuer’s common shares were issued and outstanding on September 26, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2009.

Part III of Form 10-K - Portions of the Proxy Statement for the 2009 Annual Meeting of Shareholders of FFD Financial Corporation.

PART I

Item 1.

Description of Business

General

FFD Financial Corporation (“FFD”), an Ohio corporation formed in 1996, is a savings and loan holding company which owns all of the outstanding common shares of First Federal Community Bank, a federal savings bank (“First Federal”).

First Federal has conducted business in Tuscarawas County, Ohio since it was incorporated in 1898 as an Ohio savings and loan association under the name “Dover Building & Loan Company.” First Federal obtained a federal savings and loan charter in 1937 under the name “First Federal Savings & Loan Association.” In 1983, First Federal changed to a federal savings bank charter under the name “First Federal Savings Bank of Dover,” and in August 2001, First Federal adopted its present name. First Federal’s market area is Tuscarawas, Holmes and some adjoining counties in Ohio and presently conducts business from its main office in Dover, Ohio, and branches in Dover, New Philadelphia, Sugarcreek and Berlin, Ohio. Additionally, first Federal provides access to its products and services via the Internet at www.onlinefirstfed.com.

FFD is subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”) and the United States Securities and Exchange Commission (the “SEC”). First Federal is subject to supervision and regulation by the OTS and the Federal Deposit Insurance Corporation (the “FDIC”). First Federal’s deposits are FDIC insured up to applicable limits.

First Federal’s business involves attracting deposits from individual and business customers and using these deposits to originate loans to individuals and businesses in its primary market area of Tuscarawas, Holmes and some adjoining counties in Ohio. First Federal provides deposit products, including checking, savings, money market and individual retirement accounts and certificates of deposit, and originates residential and home equity loans, construction loans, nonresidential real estate loans, business loans and consumer loans. Loan funds are obtained primarily from deposits and loan repayments. First Federal obtains advances from the Federal Home Loan Bank (“FHLB”) of Cincinnati when other sources of funds are inadequate to fund loan demand and to help manage liquidity and interest rate risk. First Federal also invests in U.S. Government agency obligations, interest-bearing deposits in other financial institutions, mortgage-backed securities and other investments permitted by applicable law.

Interest on loans, mortgage-backed securities and investments is First Federal’s primary source of income. First Federal’s principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on First Federal’s net interest income, which is the difference between interest earned on loans, mortgage-backed securities and other investments and interest paid on deposits and borrowings. First Federal’s interest income and interest expense are significantly affected by general and local economic conditions and by the policies of various regulatory authorities.

Lending Activities

General. First Federal’s principal lending activities are the origination of real estate loans secured by one- to four-family residential properties, nonresidential real estate loans and commercial loans in First Federal’s primary market area. To a lesser extent, First Federal originates loans secured by multifamily properties containing five units or more, construction loans, and various types of consumer loans.

Loan Portfolio Composition. The following table presents certain information regarding the composition of First Federal’s loan portfolio at the dates indicated:

	At June 30,
	2009		2008		2007
	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans	Amount
	(Dollars in thousands)

One- to four-family (1)	$ 62,940	37.6%	$ 63,952	39.7%	$ 66,018	42.3%
Multifamily (1)	8,136	4.9	8,297	5.2	8,325	5.3
Nonresidential and land (1)	72,157	43.1	64,085	39.8	58,139	37.3
Commercial – secured	17,533	10.5	17,353	10.8	16,601	10.6
Commercial – unsecured	145.1		71	0.1	124	0.1
Consumer	6,328	3.8	7,241	4.4	6,857	4.4

Total loans	167,239	100.0%	160,999	100.0%	156,064	100.0%

Deferred loan origination costs	221		226		198

Undisbursed portion of loans in process	(4,328)		(3,511)		(2,009)
Allowance for loan losses	(1,694)		(1,482)		(930)

Loans receivable, net	$161,438		$156,232		$153,323

(1) Includes construction loans.

Loan Maturity Schedule. The following table sets forth certain information as of June 30, 2009, regarding the dollar amount of loans maturing in First Federal’s portfolio based on their contractual terms to maturity. Demand loans and loans having no stated schedule of repayments and no stated maturity are reported as due in one year or less.

	Due during the year ending June 30,			2013-	2015-	2020 and
	2010	2011	2012	2014	2019	thereafter	Total
	(In thousands)

Residential real estate (1)	$10,248	$3,914	$4,138	$9,004	$27,445	$16,327	$71,076
Nonresidential and land	7,219	7,646	8,100	17,670	31,522	-	72,157
Commercial loans	7,276	7,701	2,701	-	-	-	17,678
Consumer loans	3,181	2,453	694	-	-	-	6,328
Total loans	$27,924	$21,714	$15,633	$26,674	$58,967	$16,327	$167,239

__________________________

(1)

Includes one- to four-family and multifamily loans.

The following table sets forth the dollar amount of all loans due after June 30, 2010, which have fixed interest rates and which have floating or adjustable interest rates:

Due after June 30, 2010
(In thousands)

Fixed rate of interest	$ 21,367
Adjustable rate of interest	117,948
$139,315

One- to Four-Family Residential Real Estate Loans. First Federal makes permanent conventional loans secured by first mortgages on existing one- to four-family residences, mainly single-family residences, primarily located in its market area. First Federal also originates home equity loans secured by mortgages on one- to four-family residential real estate. The aggregate amount of First Federal’s one- to four-family residential real estate loans was $63.0 million, or 37.6% of total loans, at June 30, 2009.

First Federal offers adjustable-rate mortgage loans (“ARMs”) for terms up to 30 years. The interest rate adjustment periods on the ARMs are one year, three years or five years. Typically, most of First Federal’s ARMs adjust after one-year. The rates on ARMs are tied to the average monthly mortgage contract rate for previously occupied homes published by the Federal Housing Finance Board. The maximum allowable adjustment at each adjustment date is 2%. A limited number of First Federal’s ARMs have a maximum adjustment of 6% over the term of the loan.

Adjustable-rate mortgage loans decrease First Federal’s interest rate risk but involve other risks, primarily credit risk, because as interest rates rise, the payment by the borrower increases to the extent permitted by the terms of the loan, thereby increasing the potential for default. At the same time, the marketability of the underlying property may be adversely affected by higher interest rates. First Federal believes that these risks have not had a material adverse effect to date.

First Federal originates fixed-rate loans with terms of up to 30 years, although the majority of First Federal’s fixed-rate loans are sold in the secondary market, usually with servicing retained.

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

Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties. First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before construction is complete. Because of the uncertainties inherent in estimating construction costs, if a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for the completion of construction or dispose of the unfinished project. At June 30, 2009, First Federal had $598,000 of undisbursed construction loans for one- to four-family real estate, had no construction loans in default and had not taken control of any construction projects.

Regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination. Lending policies of First Federal limit the maximum loan amount as it relates to the value of the property (“Loan-to-Value Ratio” or “LTVs”). The maximum LTV without private mortgage insurance is 80% of the lesser of the appraised value or the purchase price of the property. However, First Federal makes loans in excess of 80% LTV on owner occupied single family, duplex and three- to four-family properties with private mortgage insurance. First Federal also has adjustable rate loans for owner occupied properties with LTVs up to 89% and an affordable housing loan program under which it originates a small number of adjustable rate loans with LTVs of up to 95%, each without private mortgage insurance. For non owner occupied one- to two-family and three- to four-family properties, fixed rate loans with LTVs of 90% and 75%, respectively, are available with private mortgage insurance. For non owner occupied properties with a maximum LTV of 85%, adjustable rate loans are available without private mortgage insurance.

Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower’s principal residence. Typically, home equity lines of credit, when added to any prior indebtedness secured by the real estate, do not exceed 89% of the estimated value of the real estate. For borrowers with high credit ratings, First Federal originates a small number of home equity lines of credit up to 95%. First Federal’s home equity loans have terms of up to 15 years. Premier lines of credit to certain limited high net worth borrowers are made for amounts which may exceed the estimated value of the underlying real estate. The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation’s 30 largest banks, as reported in The Wall Street Journal. At June 30, 2009, First Federal’s one- to four-family residential real estate loan portfolio included $13.3 million in home equity loans.

Multifamily Residential Real Estate Loans. First Federal originates loans secured by multifamily properties containing five or more units. The majority of these loans are made with adjustable interest rates and a maximum LTV of 85% for terms of up to 20 years.

Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service. The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower. First Federal attempts to reduce the risk associated with multifamily lending by evaluating the borrower’s creditworthiness and the projected income from the project and by obtaining personal guarantees on loans made to corporations, partnerships and limited liability companies.

At June 30, 2009, loans secured by multifamily properties totaled approximately $8.1 million, or 4.9% of total loans.

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

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties. If, for example, leases are not obtained or renewed, the cash flow on the property may be reduced and the borrower’s ability to repay may be impaired. First Federal has endeavored to reduce such risk by evaluating the borrower’s credit history and past performance, the location of the real estate, the quality of the management constructing and operating the property, the debt service ratio, the quality and characteristics of the income stream generated by the property, personal guarantees and appraisals supporting the property’s valuation.

First Federal also originates loans for the construction of nonresidential real estate. These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms up to 20 years and generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties. Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At June 30, 2009, First Federal had $3.7 million in undisbursed construction loans for nonresidential real estate, did not have any such construction loans in default and had not taken control of any such projects.

At June 30, 2009, First Federal had a total of $72.2 million, or 43.1% of total loans, invested in nonresidential real estate and land loans. Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital. At June 30, 2009, nonresidential mortgage and land loans totaled 369% of First Federal’s capital.

Commercial Loans. First Federal makes commercial loans to businesses in its primary market area which are secured by inventory, equipment, accounts receivable, machinery, personal guarantees or other assets of the borrower.

The LTVs for commercial loans depend upon the nature of the underlying collateral, but generally do not exceed 85%. Commercial loans generally have adjustable interest rates with terms up to seven years.

Commercial loans generally entail significantly greater risk than real estate lending. The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by general economic conditions.

At June 30, 2009, First Federal had approximately $17.7 million, or 10.6% of total loans, invested in commercial loans. OTS regulations limit the amount of First Federal’s commercial loans to 20% of First Federal’s total assets, provided that amounts in excess of 10% may only be used for small business loans. At June 30, 2009, First Federal complied with these limits.

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

At June 30, 2009, First Federal had approximately $6.3 million, or 3.8% of its total loans, invested in consumer loans.

Loan Solicitation and Processing. Loan originations are developed from a number of sources, including continuing business with depositors, borrowers, newspaper, television, and radio advertisements, solicitations by First Federal’s lending staff, automobile and boat dealers, word of mouth and walk-in customers.

Loan applications for residential and nonresidential real estate loans are taken by First Federal’s loan personnel. First Federal typically obtains, as applicable, verification of income, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning the borrower’s and/or guarantor’s creditworthiness. An appraisal or valuation of the fair market value of the real estate securing the loan is prepared by a staff appraiser or a fee appraiser approved by the Board of Directors. For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder. Upon the completion of the appraisal or valuation and the receipt of information on the borrower’s credit history, the loan application is reviewed in accordance with First Federal’s underwriting guidelines.

Under First Federal’s current loan guidelines, if a residential or nonresidential real estate loan application is approved, First Federal usually obtains title insurance on the real estate which will secure the mortgage loan. In the past, First Federal used an attorney’s opinion for single-family loans. First Federal requires borrowers to carry satisfactory fire and casualty insurance and, if applicable, flood insurance, and to name First Federal as an insured mortgagee.

Loan applications for commercial loans are taken by one of First Federal’s commercial loan officers. First Federal typically obtains information from the business entity and any guarantors that includes, as applicable, personal and/or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness. Documentation, an appraisal or a valuation of the fair market value of the collateral securing the loan is typically obtained. This can take the form of officer inspection, book value, aging schedules, or borrowing base reports. Occasionally appraisals are prepared by a staff appraiser or First Federal receives an opinion by an industry field expert. Upon the completion of the appraisal or valuation and the receipt of information on the credit history of the borrower, the loan application is reviewed in accordance with First Federal’s underwriting guidelines.

Loan applications for consumer loans are taken by First Federal’s loan personnel, with the exception of some auto and boat loan applications taken by the dealers and provided to First Federal. Underwriting guidelines require that a credit report, verification of income and other documents concerning the borrower’s creditworthiness are obtained. An appraisal or valuation of the fair market value of the collateral securing the loan is typically obtained. Consumer loans are underwritten on the basis of the borrower’s credit history, an analysis of the borrower’s income and expenses, the borrower’s ability to repay the loan and the value of the collateral, if any.

Loan Originations, Purchases and Sales. Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio. First Federal sells a majority of its fixed-rate one- to four-family residential real estate loans to Freddie Mac, but retains the right to service the loans sold in exchange for a fee. During the year ended June 30, 2009, First Federal sold approximately $12.3 million in loans to Freddie Mac and sold approximately $13,000 in loan participations to other financial institutions.

OTS regulations limit the aggregate amount that a savings association may lend to any one borrower to 15% of the association’s total capital for risk-based capital purposes plus, any loan loss reserves not already included in total capital (the “Lending Limit Capital”). A savings association may loan to one borrower an additional amount not to exceed 10% of the association’s Lending Limit Capital if the additional amount is fully secured by certain forms of “readily marketable collateral.” Real estate is not considered “readily marketable collateral.” In applying this limit, the regulations require that loans to certain related or affiliated borrowers be aggregated. In addition, the OTS may permit exceptions to the lending limit on a case-by-case basis under certain circumstances.

Based on the 15% limit, First Federal was able to lend approximately $2.9 million to one borrower at June 30, 2009. The largest amount First Federal had outstanding to one borrower at June 30, 2009, was $2.4 million.

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

Delinquent Loans, Nonperforming Assets and Classified Assets. First Federal endeavors to maintain a high level of asset quality through sound underwriting and efficient collection practices. To discourage late payments, First Federal charges a late fee of 5% of the monthly payment that is due after 15 days for fixed-rate and most ARM loans and after 30 days for some older ARMs. When a loan is 15 days or more delinquent, the borrower is sent a delinquency notice. When a loan is 60 days delinquent, First Federal usually contacts the borrower by telephone. When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection, unless the Board of Directors authorizes alternative payment arrangements to eliminate the arrearage. First Federal decides whether and when to initiate foreclosure or collection proceedings on such factors as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower’s ability and willingness to cooperate in curing the delinquency. Additional measures may be taken to accelerate the collection process for commercial or consumer loans.

If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal. Real estate acquired by First Federal as a result of foreclosure proceedings is classified as real estate owned (“REO”) until it is sold. When First Federal acquires a property, or any other collateral, it is recorded at the lower of cost or fair value, less estimated selling costs. First Federal records a loss provision if the collateral’s fair value substantially declines below the value determined at the recording date. In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized. Costs relating to holding real estate acquired through foreclosure, net of rental income, are charged against earnings as incurred. First Federal held one single-family REO property on June 30, 2009, which was carried at a value of $121,000.

The following table reflects the amount of delinquent loans as of the dates indicated:

	June 30, 2009			June 30, 2008			June 30, 2007
	Number	Amount	Percent of total loans	Number	Amount	Percent of total loans	Number	Amount	Percent of total loans
	(Dollars in thousands)
Loans delinquent for:
30 - 59 days	22	$ 764.46%		21	$ 319	0.20%	27	$ 455	0.29%
60 - 89 days	19	1,014.61%		16	1,076	0.67%	12	307	0.20%
90 days and over	7	949.57%		22	985	0.61%	12	806	0.52%
Total delinquent loans	48	$2,727	1.64%	59	$2,380	1.48%	51	$1,568	1.01%

Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets. First Federal stops accruing interest on, and places on nonaccrual status, all real estate and other loans that are delinquent 90 days or more or when management determines the collection of past due interest is unlikely. Further, interest, accrual may stop before a loan is 90 days delinquent if, in the opinion of management, the collateral value is not adequate to cover the outstanding principal and interest.

The following table sets forth information with respect to First Federal’s nonaccruing, impaired and nonperforming loans and nonperforming assets at the dates indicated.

	At June 30,
	2009	2008	2007
	(Dollars in thousands)

Impaired nonperforming loans	$ 989	$ 994	$639
Impaired performing loans	834	690	90

Total impaired loans	1,823	1,684	729

Other nonperforming loans	115	166	77

Total nonperforming and impaired loans	1,938	1,850	806

Real estate acquired through foreclosure	121	-	-

Total nonperforming and impaired assets	$2,059	$1,850	$806

Total nonperforming and impaired loans as a percent of total loans	1.14%	1.17%	0.52%

Allowance for loan losses as a percent of nonperforming and impaired loans	87.41%	80.15%	115.38%

Total nonperforming and impaired assets to total assets	1.09%	1.02%	0.47%

For the year ended June 30, 2009, interest income of $76,000 would have been recorded on nonaccruing loans had they been accruing pursuant to contractual terms.

OTS regulations require that each thrift institution classify its own assets on a regular basis. Problem assets are classified as “substandard,” “doubtful” or “loss.” “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses for the entire portion of the asset classified as loss or charge-off such amount. OTS regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention. At June 30, 2009, First Federal had $3.5 million in special mention assets.

The aggregate amounts of First Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2009	2008	2007
	(In thousands)
Classified assets:
Substandard	$1,232	$1,514	$1,391
Doubtful	81	324	137
Total	$1,313	$1,838	$1,528

Federal examiners are authorized to classify an association’s assets. If the association does not agree with an examiner’s classification of an asset, it may appeal the determination to the OTS Regional Director. First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

Allowance for Loan Losses. First Federal maintains an allowance for loan losses based upon a number of relevant factors, including growth and changes in the composition of the loan portfolio, trends in the level of delinquent and problem loans, loan charge-offs, current and anticipated economic conditions in First Federal’s primary lending area, past loss experience and probable losses arising from specific problem assets.

The two largest components of First Federal’s loan portfolio consist of nonresidential and land and one- to four-family residential real estate loans. Substantially all of these loans are secured by property in First Federal’s primary lending area, consisting of Tuscarawas, Holmes and some adjoining counties in Ohio, which has a fairly stable economy. First Federal’s underwriting standards and credit culture contributed to its relatively low net charge-off rate to average loans of .15% for the year ended June 30, 2009. Substantially all of First Federal’s other real estate loans, consisting of multifamily loans, are secured by properties in First Federal’s primary lending area. First Federal has not experienced any significant charge-offs from the multifamily real estate loan category in recent years. Consumer loans are a small portion of First Federal’s total loans and did not result in any significant charge-offs.

Large loans are reviewed periodically to identify potential problems at an early date. While the Board of Directors believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of First Federal’s allowance for loan losses for the periods indicated:

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)

Balance at beginning of period	$1,482	$930	$752
Charge-offs	(253)	(307)	(100)
Recoveries	21	1	3
Provision for losses on loans	444	858	275
Balance at end of period	$1,694	$1,482	$930

Ratio of net charge-offs to average loans outstanding during the period	0.15%	0.19%	0.07%

Ratio of allowance for loan losses to total loans	1.04%	0.94%	0.60%

The following table sets forth the allocation of First Federal’s allowance for loan losses by type of loan at the dates indicated:

	At June 30,
	2009		2008		2007
	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans	Amount	Percent of loans in each category to total loans
	(Dollars in thousands)

Balance at year end applicable to:
Residential real estate loans	$ 508	85.6%	$ 375	84.7%	$291	84.9%
Nonresidential and commercial loans	1,022	10.6	829	10.9	501	10.7
Consumer loans	164	3.8	278	4.4	138	4.4
Total	$1,694	100.0%	$1,482	100.0%	$930	100.0%

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

First Federal maintains a $293,000 portfolio of mortgage-backed securities in the form of Freddie Mac, Ginnie Mae and Fannie Mae participation certificates. Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages. Freddie Mac, Ginnie Mae and Fannie Mae securities are guaranteed by the issuing agency as to principal and interest.

The following table sets forth information regarding First Federal’s investment securities and mortgage-backed securities at the dates indicated:

	At June 30,
	2009				2008				2007
	Amortized cost	% of Total	Market Value	% of total	Amortized cost	% of total	Market value	% of total	Amortized cost	% of total	Market value	% of total
	(Dollars in thousands)

Investment securities designated as available for sale:
U.S. Government and agency obligations	$6,000	95.3%	$5,863	95.2%	$5,748	94.7%	$5,623	94.6%	$3,499	90.6%	$3,448	90.4%

Equity securities	2	-	2	-	-	-	-	-	-	-	-	-

Mortgage-backed securities designated as held to maturity	62	1.0	62	1.0	80	1.3	81	1.3	97	2.5	98	2.6
Mortgage-backed securities designated as available for sale	229	3.7	231	3.8	244	4.0	243	4.1	266	6.9	267	7.0
Total mortgage-backed securities	291	4.7	293	4.8	324	5.3%	324	5.4	363	9.4	365	9.6
Total investment securities and mortgage-backed securities	$6,293	100.0%	$6,158	100.0%	$6,072	100.0%	$5,947	100.0%	$3,862	100.0%	$3,813	100.0%

The maturities of First Federal’s U. S. Government and agency obligations and mortgage-backed securities at June 30, 2009, are indicated in the following table:

	Less than one year		After one year through five years		After five through ten years		After ten years		Total
	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Weighted- average yield

	(Dollars in thousands)
U.S. Government and agency obligations	$ -	-%	$985	2.00%	$3,888	2.33%	$ 990	4.00%	$5,863	2.56%
Mortgage-backed securities	-	-%	2	12.80%	5	3.25%	286	4.23%	293	4.27%
	$ -	-%	$987	2.02%	$3,893	2.33%	$1,276	4.05%	$6,156	2.64%

Deposits and Borrowings

Deposits. Deposits have traditionally been First Federal’s primary source of funds for use in lending and other investment activities. Deposits are attracted principally from within First Federal’s primary market area through the offering of a broad selection of deposit instruments, including negotiable order of withdrawal (“NOW”) accounts, passbook savings accounts, health savings accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by First Federal’s management based on liquidity requirements, growth goals and competition. First Federal does not use brokers to attract deposits. First Federal’s lending activities have also contributed to deposit growth due to its focus on developing relationships with commercial borrowers.

At June 30, 2009, First Federal’s CDs totaled $86.7 million, or 56.4% of total deposits. Of this amount, approximately $46.0 million mature within one year. Based on past experience and First Federal’s prevailing pricing strategies, management believes that a substantial percentage of these CDs will renew with First Federal at maturity. If there is a significant deviation from historical experience, First Federal can utilize borrowings from the FHLB as an alternative to this source of funds.

The following table sets forth the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

	At June 30,
	2009		2008		2007
	Amount	Percent of total deposits	Amount	Percent of total deposits	Amount	Percent of total deposits
	(Dollars in thousands)
Transaction accounts:
Demand deposit accounts	$ 9,828	6.4%	$ 10,729	7.6%	$ 9,984	7.1%
NOW and money market accounts (1)	34,167	22.2	32,049	22.7	28,785	20.6
Passbook savings accounts (2)	22,954	14.9	22,027	15.6	23,840	17.0

Total transaction accounts	66,949	43.5	64,805	45.9	62,609	44.7

CDs:
0.50 – 1.00%	$ 5,039	3.3	$ -	-	$ -	-
1.01 – 2.00%	5,756	3.8	2,214	1.5	16	0.0
2.01 - 4.00%	33,067	21.5	28,858	20.4	10,895	7.8
4.01 - 6.00%	42,816	27.9	45,455	32.2	66,402	47.5
Total CDs (3)	86,678	56.5	76,527	54.1	77,313	55.3

Total deposits	$153,627	100.0%	$141,332	100.0%	$139,922	100.0%

_____________________________

(1)

The weighted-average interest rates on NOW and money market accounts were .66 % at June 30, 2009, 1.15% at June 30, 2008 and 2.36% at June 30, 2007.

(2)

The weighted-average interest rates on passbook accounts were .56 % at June 30, 2009, 1.05% at June 30, 2008 and 1.87% at June 30, 2007.

(3)

The weighted-average rates on all CDs were 3.54 % at June 30, 2009, 3.93% at June 30, 2008 and 4.77% at June 30, 2007.

The following table shows rate and maturity information for First Federal’s CDs at June 30, 2009:

	Amount Due
Rate	Up to 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Total
	(In thousands)

.50 - 2.00%	$ 8,373	$ 2,422	$ -	$10,795
2.01 - 4.00%	24,597	8,096	374	33,067
4.01 - 6.00%	12,995	28,870	951	42,816

Total	$45,965	$39,388	$1,325	$86,678

The following table presents the amount of First Federal’s CDs of $100,000 or more by the time remaining until maturity at June 30, 2009:

Maturity	Amount
(In thousands)

Three months or less	$ 4,626
Over 3 months to 6 months	11,578
Over 6 months to 12 months	2,843
Over 12 months	12,454
Total	$31,501

Borrowings. First Federal’s primary alternative source of funds is FHLB advances. First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of First Federal’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% of its outstanding advances from the FHLB. First Federal complied with this requirement at June 30, 2009, with an investment in stock of the FHLB of Cincinnati of $2.4 million.

FHLB advances are secured by collateral in one or more of the following categories: fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; deposits in any FHLB; or other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral. At June 30, 2009, First Federal had $13.9 million of outstanding FHLB advances.

The following table sets forth certain information as to First Federal’s FHLB advances at the dates indicated:

	At June 30,
	2009	2008	2007
	(Dollars in thousands)

FHLB advances	$13,869	$20,595	$13,131
Weighted-average interest rate	4.37%	3.95%	4.90%

The following table sets forth the maximum balance, the average balance and the weighted-average interest rate of First Federal’s FHLB advances during the periods indicated:

	Year ended June 30,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance	$20,517	$20,776	$18,428
Average balance	$17,697	$17,531	$14,295
Weighted-average interest rate	4.07%	4.24%	5.31%

FFD entered into a Commercial Loan Agreement on October 29, 2008, with The Home Loan Savings Bank permitting borrowings by FFD up to an aggregate principal amount of $1.0 million. At June 30, 2009, FFD had $800,000 in borrowings outstanding under this line of credit. This line of credit replaced FFD’s previous line of credit with The Huntington National Bank, which expired by its terms on October 31, 2008, with no amount then outstanding thereunder.

Competition

First Federal competes for deposits with other savings associations, commercial banks, credit unions, brokerage firms and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates, convenience and availability of funds and related penalties. In making loans, First Federal competes with other savings associations, commercial banks, consumer finance companies, credit unions, leasing companies, mortgage companies and other lenders. First Federal competes for loan originations primarily through the interest rates and loan fees offered and through the efficiency and quality of services provided. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

Subsidiaries

First Federal owns all of the outstanding shares of Dover Service Corporation (“DSC”). DSC was originally incorporated for the primary purpose of holding shares in First Federal’s data processing provider, Intrieve, Incorporated (“Intrieve”). In April 2005, Intrieve was acquired by Harland Financial Solutions, Inc. As a result, DSC received cash of approximately $344,000 for its Intrieve shares. DSC received an additional $35,000 in holdback proceeds in fiscal 2006. The proceeds from the sale of Intrieve shares are held by DSC in a savings account in First Federal, which is DSC’s only asset. The net book value of First Federal’s investment in DSC at June 30, 2009, was approximately $15,000.

Personnel

At June 30, 2009, First Federal had 52 full-time equivalent employees. First Federal believes that relations with its employees are good. First Federal offers health, disability, life insurance and retirement benefits. None of First Federal’s employees is represented by a collective bargaining unit.

REGULATION

General

As a savings and loan holding company, FFD is subject to regulation, examination and oversight by the OTS and submits periodic reports to the OTS concerning its activities and financial condition. As an Ohio corporation, FFD is subject to provisions of the Ohio Revised Code applicable to corporations generally. FFD is also subject to regulation by the SEC.

First Federal is a federal savings association and is subject to examination and regulatory oversight by the OTS. Because its deposits are FDIC insured, First Federal is also subject to examination and regulation by the FDIC. First Federal must file periodic reports with the OTS concerning its activities and financial condition. Examinations are conducted periodically by the OTS and the FDIC to determine whether First Federal is in compliance with various regulatory requirements and is operating in a safe and sound manner.

Office of Thrift Supervision Regulations

General. The OTS is responsible for the regulation and supervision of all federally-chartered savings associations and all other FDIC insured savings associations. The OTS regulates the operation of savings associations, regularly examines such associations and imposes assessments on savings associations based on their asset size to cover the costs of general supervision and examination. The OTS also may initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices. In certain circumstances, the OTS may appoint a conservator or receiver for a savings association.

Savings associations are subject to various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending and truth-in-savings disclosures, equal credit opportunity, fair credit reporting and community reinvestment. Community reinvestment regulations evaluate how well and to what extent an association lends and invests in its designated service area, with particular emphasis on low- to moderate-income communities and borrowers in those areas. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of an association to open a new branch or engage in a merger.

Regulatory Capital Requirements. OTS regulations require First Federal to meet certain minimum capital requirements. All savings associations must have tangible capital of 1.5% of adjusted total assets, core capital of 4% of adjusted total assets (except for associations with the highest examination rating and acceptable levels of risk) and risk-based capital equal to 8% of risk-weighted assets. At June 30, 2009, First Federal exceeded these requirements with tangible capital of 9.7%, core capital of 9.7% and total risk-based capital of 12.8%.

The OTS has adopted regulations governing prompt corrective action to address capital deficient and otherwise troubled savings associations. At each successively lower defined capital category, an association is subject to more restrictive operations and limits, and the OTS has less flexibility in determining how to resolve the institution’s problems.

Limitations on Capital Distributions. Federal law prohibits a savings association from making a capital distribution if, after the distribution, the association would be undercapitalized. Capital distributions include payments of cash dividends, stock repurchases and certain other acquisitions by an association of its shares and payments to stockholders of another association in an acquisition of such other association.

A subsidiary of a savings and loan holding company must file a notice or an application with the OTS before it can pay a dividend. An application must be filed if (i) the proposed distribution would cause the savings association’s total distributions for the calendar year to exceed its net income for that year to date plus its retained net income for the preceding two years; (ii) the savings association will not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OTS or the FDIC, or violate a condition imposed on the savings association in an OTS-approved application or notice. If a savings association subsidiary of a holding company is not required to file an application, it must file a dividend notice with the OTS.

Qualified Thrift Lender Test. If a savings association fails to meet one of the two tests in order to be a qualified thrift lender (“QTL”), the association and its holding company become subject to certain operating and regulatory restrictions. The first test requires a savings association to maintain a specified level of investments in assets that are designated as qualifying thrift investments (“QTIs”). Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and certain securities. The second test permits a savings association to qualify as a QTL if at least 60% of such institution’s assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations. The OTS may grant exceptions to the QTL tests under certain circumstances. At June 30, 2009, First Federal was a QTL.

Transactions with Insiders and Affiliates. Loans to executive officers, directors and principal shareholders and their related interests must conform to the lending limit, and the total of such loans cannot exceed the association’s Lending Limit Capital. Most loans to directors, executive officers and principal shareholders must be approved in advance by a majority of the “disinterested” directors of the association, with any “interested” director not participating. All loans to directors, executive officers and principal shareholders must be made on terms substantially the same as offered in comparable transactions with the general public or as offered to all employees in a company-wide benefit program. Loans to executive officers are subject to additional restrictions. First Federal complied with such restrictions at June 30, 2009.

All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Federal Reserve Board’s Regulation W. An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association. FFD is an affiliate of First Federal. Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all covered transactions with all affiliates up to an amount equal to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate. The term “covered transaction” includes making loans and extending credit, purchasing assets, accepting securities issued by an affiliate as collateral, issuing a guarantee and other similar types of transactions. In addition, a savings association may not make any loan or other extension of credit to an affiliate unless the affiliate is engaged only in activities permissible for a bank holding company and may not purchase or invest in securities of any affiliate except shares of a subsidiary. First Federal complied with these requirements and restrictions at June 30, 2009.

Federal Deposit Insurance Corporation

First Federal’s deposit accounts are insured by the FDIC up to applicable limits. The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC does not believe the OTS has taken appropriate action to safeguard safety and soundness and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves and may increase assessment rates if necessary to restore the ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC may also impose special assessments on insured institutions, and has done so in the recent past. The FDIC has established a risk-based assessment system for its members, and assessments vary based on the risk the institution poses to the deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

The FDIC insures accounts generally up to $250,000. The $250,000 limit is permanent for certain retirement accounts (such as IRAs) and is temporary for all other accounts through December 31, 2013. On January 1, 2014, the standard insurance amount will return to $100,000. Under the FDIC’s Transaction Account Guaranty Program, through June 30, 2010, all non-interest bearing transaction accounts (including NOW accounts that cannot earn more than 0.5% interest) will have unlimited insurance coverage. Institutions were permitted to opt-out of this additional coverage, although First Federal did not. To receive unlimited coverage on such accounts while this program is in place, First Federal pays an additional assessment of ten basis points (on an annualized basis) on the balance of non-interest bearing accounts over $250,000.

FRB Reserve Requirements

FRB regulations currently require that savings associations maintain reserves of 3% of net transaction accounts (primarily NOW accounts) up to $44.4 million (subject to an exemption of up to $10.3 million), and of 10% of net transaction accounts in excess of $44.4 million. At June 30, 2009, First Federal complied with its reserve requirements.

Holding Company Regulation

FFD is a registered savings and loan holding company. FFD generally has no restrictions on its activities, although this broad latitude may be restricted by the OTS if it determines that an activity constitutes a serious risk to the financial safety, soundness or stability of First Federal or if First Federal fails to qualify as a QTL. The OTS may impose restrictions it deems necessary to address any such risk, including limiting (i) payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

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

Ohio Corporation Law

Merger Moratorium Statute. Chapter 1704 of the Ohio Revised Code regulates certain takeover bids affecting public corporations with significant ties to Ohio. The statute prohibits, with some exceptions, mergers, combinations and certain other sales, distributions, dividends, or other transactions between an Ohio corporation and any person who has the right to exercise, alone or with others, 10% or more of the voting power of such corporation (an “Interested Shareholder”), for three years following the date on which such person first becomes an Interested Shareholder. Such a transaction is permitted only if, prior to the time the person first becomes an Interested Shareholder, the Board of Directors has approved the purchase of shares that resulted in such person first becoming an Interested Shareholder.

After the initial three-year moratorium, such a transaction may not occur unless (i) one of the specified exceptions applies (ii) the holders of two-thirds of the voting shares, and a majority of the voting shares not beneficially owned by the Interested Shareholders, approve the transaction at a meeting called for such purpose; or (iii) the transaction meets certain statutory criteria designed to ensure that the issuing public corporation’s remaining shareholders receive fair consideration for their shares.

Control Share Acquisition Statute. Section 1701.831 of the Ohio Revised Code (the “Control Share Acquisition Statute”) requires that, with certain exceptions, acquisitions of shares which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding shares of an Ohio corporation (a “Control Share Acquisition”) must be approved in advance by (i) the holders of a majority of the outstanding voting shares of the corporation represented at a meeting at which a quorum is present, and (ii) a majority of the portion of the outstanding voting shares represented at the meeting, excluding the voting shares owned by the acquiring shareholder, by certain other persons who acquire or transfer voting shares after public announcement of the acquisition or by certain officers of the corporation or directors of the corporation who are employees of the corporation.

Regulation of Acquisitions of Control of FFD and First Federal

Federal law generally requires regulatory approval of acquisitions at specified levels. Under applicable federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days’ prior notice to the OTS. “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors exist. If the acquisition of control is by a company, the acquiror must obtain OTS approval of the acquisition. In addition, OTS approval must be obtained for any merger involving FFD or First Federal.

Federal Taxation

FFD and First Federal are each subject to the federal tax laws and regulations which apply to corporations generally. In addition to the regular income tax, FFD and First Federal may be subject to the alternative minimum tax which is imposed at a minimum tax rate of 20% on “alternative minimum taxable income” (which is the sum of a corporation’s regular taxable income, with certain adjustments, and tax preference items), less any available exemption. In addition, 75% of the amount by which a corporation’s “adjusted current earnings” exceeds its alternative minimum taxable income computed without regard to preference items and prior to reduction by net operating losses, is included in alternative minimum taxable income. Net operating losses can offset no more than 90% of alternative minimum taxable income. The alternative minimum tax is imposed to the extent it exceeds the corporation’s regular income tax. Payments of alternative minimum tax may be used as credits against regular tax liabilities in future years.

Certain thrift institutions, such as First Federal, are allowed deductions for bad debts under methods more favorable than those granted to other taxpayers. Qualified thrift institutions may compute deductions for bad debts using either the specific charge-off method of Section 166 of the Code or the experience method of Section 593 of the Code. The “experience” method is also available to small banks. Under the experience method, a thrift institution is generally allowed a deduction for an addition to its bad debt reserve equal to the greater of (i) an amount based on its actual average experience for losses in the current and five preceding taxable years, or (ii) an amount necessary to restore the reserve to its balance as of the close of the base year. Thrift institutions that are treated as small banks are allowed to utilize the experience method applicable to such institutions, while thrift institutions that are treated as large banks are required to use only the specific charge off method.

A thrift institution required to change its method of computing reserves for bad debt will treat such change as a change in the method of accounting, initiated by the taxpayer and having been made with the consent of the Secretary of the Treasury. Section 481(a) of the Code requires certain amounts to be recaptured with respect to such change. Generally, the amounts to be recaptured will be determined solely with respect to the “applicable excess reserves” of the taxpayer. The amount of the applicable excess reserves will be taken into account ratably over a six-taxable year period, commencing with the first taxable year beginning after 1995, subject to the residential loan requirement described below. In the case of a thrift institution that is treated as a large bank, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans (generally loans secured by improved real estate) and its reserve for losses on nonqualifying loans (all other types of loans) as of the close of its last taxable year beginning before January 1, 1996, over (ii) the balances of such reserves as of the close of its last taxable year beginning before January 1, 1988 (i.e., the “pre-1988 reserves”). In the case of a thrift institution that is treated as a small bank, like First Federal, the amount of the institution’s applicable excess reserves generally is the excess of (i) the balances of its reserve for losses on qualifying real property loans and its reserve for losses on nonqualifying loans as of the close of its last taxable year beginning before January 1, 1996, over (ii) the greater of the balance of (a) its pre-1988 reserves or (b) what the thrift’s reserves would have been at the close of its last year beginning before January 1, 1996, had the thrift always used the experience method.

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), which require recapture in the case of certain excessive distributions to shareholders. The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). Distribution of a cash dividend by a thrift institution to a shareholder is treated as made: first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; and third, out of such other accounts as may be proper. To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves under these rules, the pre-1988 reserves would be reduced and First Federal’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves. As of June 30, 2009, First Federal’s pre-1988 reserves totaled approximately $1.65 million. See Notes 1 and 11 to the Consolidated Financial Statements for additional information.

First Federal’s tax returns have been audited or closed without audit through 2004. In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on First Federal’s financial condition.

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

FFD may elect to be a “qualifying holding company” and as such be exempt from the net worth tax. A corporation franchise tax based solely on net earnings would still apply. To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal. FFD made such an election for fiscal 2009.

First Federal is a “financial institution” for Ohio tax purposes. As such, it is subject to the Ohio corporate franchise tax on “financial institutions,” which is imposed at a rate of 1.3% of the taxable book net worth. As a “financial institution,” First Federal is not subject to any tax based upon net income or net profits imposed by the State of Ohio.

Ohio imposes a commercial activity tax on gross receipts in excess of $150,000; however, gross receipts of financial institutions and their holding companies are exempt from this tax.

Item 1A.

Risk Factors

Not applicable.

Item 1B.

Unresolved Staff Comments.

Not applicable.

Item 2.

Properties.

The following table sets forth certain information at June 30, 2009, regarding the properties on which First Federal’s main office, branch offices and full service offices are located:

Location	Office type	Owned or leased	Date acquired	Lease expiration date	Net book value
(In thousands)
321 North Wooster Avenue Dover, Ohio 44622	Main	Owned	1/96	N/A	$ 650

224 West High Avenue New Philadelphia, Ohio 44663	Branch	Owned	11/97	N/A	$ 242

902 Boulevard Dover, Ohio 44622	Branch	Owned	12/01	N/A	$ 703

4737 U.S. Highway 62 Berlin, Ohio 44610	Branch	Owned	Construction In process	N/A	$1,092

1047 W. Main St., Suite C Sugarcreek, Ohio 44681	Branch	Leased	3/05	4/13	$ -

There are no mortgages or liens on the property owned by First Federal. FFD believes that all office locations are adequately covered by insurance and are in good physical condition. At June 30, 2009, First Federal’s office premises and equipment had a total net book value of approximately $3.4 million. For additional information regarding First Federal’s office premises and equipment, see Notes 1 and 6 of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation 2009 Annual Report to Shareholders for the fiscal year ended June 30, 2009 (the “Annual Report”).

Item 3.

Legal Proceedings.

Neither FFD nor First Federal is presently involved in any legal proceedings of a material nature. From time to time, First Federal is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by First Federal.

Item 4.

Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The information contained in the Annual Report under the caption “MARKET PRICE OF FFD’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS” is incorporated herein by reference. At September 1, 2009, FFD had approximately 484 shareholders of record.

During the quarter ended June 30, 2009, FFD did not issue any unregistered shares.

FFD did not repurchase any shares during the quarter ended June 30, 2009.

Item 6.

Selected Financial Data.

The information contained in the Annual Report under the caption “SELECTED FINANCIAL DATA” is incorporated herein by reference.

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the Annual Report under the caption “MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS” is incorporated herein by reference.

Item 7A.

Quantitative and Qualitative Disclosures About Marked risk.

Not applicable.

Item 8.

Financial Statements and Supplementary Data.

The Consolidated Financial Statements appearing in the Annual Report, including the report of Crowe Horwath LLP dated September 21, 2009, are incorporated herein by reference.

Item 9.

Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A(T).

Controls and Procedures.

FFD’s Chief Executive Officer and Chief Financial Officer evaluated the disclosure controls and procedures (as defined under Rule 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Annual Report on Form 10-K. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that FFD’s disclosure controls and procedures are effective. There were no changes in FFD’s internal controls which materially affected, or are reasonably likely to materially affect, FFD’s internal controls over financial reporting.

The report of FFD’s President and Chief Executive Officer and its Chief Financial Officer dated September 14, 2009, on FFD’s internal control over financial reporting, contained in the Annual Report under the caption “REPORT OF MANAGEMENT ON THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING,” is incorporated herein by reference.

Item 9B.

Other Information.

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance.

The information contained in the definitive Proxy Statement for FFD’s 2008 Annual Meeting of Shareholders (the “Proxy Statement”) under the captions “ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE – Meetings of the Board and Committees – Audit Committee” is incorporated herein by reference.

FFD has adopted a Code of Business Conduct and Ethics applicable to all officers, directors and employees that complies with SEC and NASDAQ requirements. A copy of FFD’s Code of Business Conduct and Ethics may be obtained without charge upon written request to FFD’s Secretary at 321 North Wooster Avenue, Dover, Ohio 44622.

Item 11.

Executive Compensation.

The information contained in the Proxy Statement under the captions “EXECUTIVE OFFICERS – Executive Compensation; - Stock Option Information; - Change of Control Agreements; and – Retirement Benefits” and “CORPORATE GOVERNANCE – Director Compensation” is incorporated herein by reference.

Item 12.

Security Ownership of Certain Beneficial Owners and Management and Related Stockholder

Matters.

The information contained in the Proxy Statement under the captions “OWNERSHIP OF FFD SHARES” is incorporated herein by reference.

FFD currently maintains the FFD Financial Corporation 1996 Stock Option and Incentive Plan (the “1996 Plan”) and the FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors (the “Directors Plan”). For additional information regarding the 1996 Plan and the Directors Plan, see Note 10 to Consolidated Financial Statements contained in the Annual Report.

The following table shows for the 1996 Plan and the Directors Plan the (a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of common shares remaining for future issuance at June 30, 2009, excluding shares issuable upon exercise of outstanding stock options. The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (the 1996 Plan) (1)	13,265	$12.07	--
Equity compensation plans not approved by security holders (the Directors Plan) (2)	8,945	$10.10	3,305
Total	22,210	$11.28	3,305

(1)

On October 8, 2006, the 1996 Plan expired as to new awards and, as a result, no shares remain available for future awards under such plan.

(2)

The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan. Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting of Shareholders. There were 12,250 options authorized for issuance under the Directors Plan, of which 8,945 are presently outstanding. As of September 23, 2009, no options granted under the Directors Plan have been exercised. Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time. Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the “fair market value” (as defined in the Directors Plan) of FFD’s common shares on the date of the grant.

Item 13.

Certain Relationships and Related Transactions, and Director Independence.

The information contained in the Proxy Statement under the caption “RELATED PERSON TRANSACTIONS” and “CORPORATE GOVERNANCE – Director Independence; – Meetings of the Board and Committees and – Director Attendance at the Annual Meeting” is incorporated by reference.

Item 14.

Principal Accountant Fees and Services.

The information contained in the Proxy Statement under the caption “INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM – Fees of Independent Registered Public Accounting Firm” is incorporated by reference.

Item 15.

Exhibits, Financial Statement Schedules

(a)

1.

Financial Statements

The Following consolidated financial statements (and reports thereon) are set forth on pages 16 through 52 of the Annual Report (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Pages in 2009 Annual Report To Shareholders

Report of Independent Registered Public Accounting Firm	16

Consolidated Statements of Financial Condition for the Years Ended June 30, 2009 and 2008	17

Consolidated Statements of Income for the Years Ended June 30, 2009 and 2008	18

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2009 and 2008	19

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2009 and 2008	20

Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008	21-22

Notes to Consolidated Financial Statements	23-52

(a)

2.

Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements, including the notes thereto, set forth on pages 16 through 52 of the Annual Report (Exhibit 13 to this Annual Report on Form 10-K).

(a)

3.

Exhibits Required by Item 601 of Regulation S-K

The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits, which appears at pages 23 through 24 hereof and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFD FINANCIAL CORPORATION

By:	/s/Trent B. Troyer
Trent B. Troyer President and Chief Executive Officer

Date: September 28, 2009

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/Richard A. Brinkman, Jr.	/s/Stephen G. Clinton
Richard A. Brinkman, Jr. Director	Stephen G. Clinton Director

Date: September 28, 2009	Date: September 28, 2009

/s/Leonard L. Gundy	/s/Enos L. Loader
Leonard L. Gundy Director	Enos L. Loader Director

Date: September 28, 2009	Date: September 28, 2009

/s/Robert D. Sensel	/s/David W. Kaufman
Robert D. Sensel Director	David W. Kaufman Director

Date: September 28, 2009	Date: September 28, 2009

/s/Robert R. Gerber	/s/Trent B. Troyer
Robert R. Gerber Senior Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	Trent B. Troyer President and Chief Executive Officer (Principal Executive Officer)

Date: September 28, 2009	Date: September 28, 2009

INDEX TO EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 1995

3.2	Certificate of Amendment to Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on February 1, 1996 (“Pre-Effective Amendment No. 1”)

3.3	Certificate of Amendment to Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1

3.4	Code of Regulations of FFD Financial Corporation	Incorporated by reference to Exhibit 3.3 to the S-1

10.1	FFD Financial Corporation 1996 Stock Option and Incentive Plan, as amended	Incorporated by reference to Annex A to the Proxy Statement for the 2003 Annual Meeting of Shareholders, filed with the SEC on September 22, 2003 (SEC File No. 000-27916)

10.2	First Federal Savings Bank of Dover Recognition and Retention Plan and Trust Agreement	Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1998, filed with the SEC on September 28, 1998 (SEC File No. 000-27916)

10.3	FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003 (SEC File No. 000-27916)

10.4	Amended and Restated Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated December 9, 2008	Included herewith

10.5	Amended and Restated Change of Control Agreement between First Federal Community Bank and Sally K. O’Donnell dated December 9, 2008	Included herewith

10.6	Amended and Restated Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated December 9, 2008	Included herewith

10.7	Commercial Loan Agreement between FFD Financial Corporation and The Home Loan Savings Bank dated October 29, 2008

Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarter ended December 31, 2008, filed with the SEC on February 17, 2009 (SEC File No. 000-27916) (the “December 31, 2008 10-Q”)

10.8	Commercial Security Agreement between FFD Financial Corporation and The Home Loan Savings Bank dated October 29, 2009	Incorporated by referent to Exhibit 10.3 to the December 31, 2008 10-Q

10.9

Stock Purchase Agreement dated October 18, 2006, by and among FFD Financial Corporation, Ancora Advisors, LLC, Merlin Partners, L.P., ELI Investment Partners, L.P., Ancora Capital, Inc., CNM Management, LLC, Umberto Fedeli, Carmen Ilacqua, Fred DiSanto and Richard Barone.

Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated October 18, 2006, filed with the SEC on October 23, 2006 (SEC File No. 000-27916)

10.10	Stock Purchase Agreement dated November 13, 2008, by and FFD Financial Corporation, Bulldog Investors, Kimball and Winthrop, Phillip Goldstein and Andrew Dakos	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated November 13, 2008, filed with the SEC on November 19, 2008 (SEC File No. 000-27916)

13	FFD Financial Corporation 2009 Annual Report to Shareholders	Included herewith

20	Proxy Statement for 2009 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement for the 2009 Annual Meeting of Shareholders, filed with the SEC on September 21, 2009 (SEC File No. 000-27916)

21	Subsidiaries of FFD Financial Corporation	Incorporated by reference to Exhibit 21 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 1996, filed with the SEC on September 27, 1996 (SEC File No. 000-27916)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith