Form 10-Q
period 2009-09-30
FFD FINANCIAL CORP/OH
filed 2009-11-16
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
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

Yes [X]          No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ]          No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ]          No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

November 12, 2009 – 1,011,201 common shares, no par value

INDEX

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

September 30,		June 30,
2009		2009
(Unaudited)
ASSETS

Cash and due from financial institutions	$1,695	$2,381
Interest-bearing deposits in other financial institutions	11,872	11,374
Cash and cash equivalents	13,567	13,755

Investment securities available for sale	6,991	5,865
Mortgage-backed securities available for sale	227	231
Mortgage-backed securities held to maturity, fair value of $61 and $62 of
September 30, 2009 and June 30, 2009, respectively	61	62
Loans receivable – net of allowance of $1,724 and $1,694	163,681	161,438
Loans held for sale	120	311
Real estate owned, net	21	121
Premises and equipment, net	3,856	3,383
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan Servicing Rights	646	626
Accrued interest receivable	558	515
Prepaid expenses and other assets	229	285

Total assets	$192,379	$189,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$11,871	$9,828
Interest bearing	146,869	143,799
Total deposits	158,740	153,627
Federal Home Loan Bank advances	13,654	13,869
Other borrowed funds	210	800
Accrued interest payable	161	172
Accrued and deferred federal income tax	292	219
Other liabilities	1,354	2,442
Total liabilities	174,411	171,129

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value;
1,454,750 shares issued	—	—
Additional paid-in capital	8,312	8,312
Retained earnings	15,751	15,751
Accumulated comprehensive loss, net	(6)	(89)
Treasury stock, at cost (444,794 and 444,844 treasury shares
at September 30, 2009 and June 30, 2009, respectively)	(6,089)	(6,089)
Total shareholders’ equity	17,968	17,885

Total liabilities and shareholders’ equity	$192,379	$189,014

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30, 2009 and 2008

(In thousands, except per share data)

(Unaudited)

	2009	2008

Interest and dividend income
Loans, including fees	$2,458	$2,592
Mortgage-backed securities	3	5
Investment securities	49	71
Interest-bearing deposits and other	31	56
	2,541	2,724
Interest expense
Deposits	843	873
Borrowings	160	203
	1,003	1,076

Net interest income	1,538	1,648

Provision for loan losses	81	105

Net interest income after provision for loan losses	1,457	1,543

Noninterest income
Net gain on sale of loans	71	67
Mortgage servicing revenue net of amortization and impairment	28	16
Service charges on deposit accounts	79	66
Impairment loss on securities		(9)
Other	29	26
	207	166
Noninterest expense
Employee and director compensation and benefits	602	552
Occupancy and equipment	124	113
Franchise taxes	58	58
FDIC Insurance Premiums	68	24
Data processing	91	91
ATM processing	40	34
Professional and consulting fees	67	71
Postage and stationary supplies	54	42
Advertising	53	34
Checking account maintenance expense	58	54
Loss on sale of real estate owned	14	—
Other	173	128
	1,402	1,201

Income before income taxes	262	508

Income tax expense	90	177

Net Income	$172	$331

Earnings per share
Basic	$.17	$.31

Diluted	$.17	$.31

Dividends declared per share	$.17	$.165

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Net income	$172	$331

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $43 and $(16) in 2009 and 2008, respectively	83	(32)

Comprehensive income	$255	$299

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net cash from operating activities	$(647)	$182

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(1,000)	(11)
Principal repayments on mortgage-backed securities	5	9
Loan originations and payments, net	(2,274)	(523)
Proceeds from participation loan sales to other financial institutions	—	13
Additions to premises and equipment	(520)	(5)
Proceeds from the sale of real estate owned	112	—
Net cash from investing activities	(3,677)	(517)

Cash flows financing activities:
Net change in deposits	5,113	(5,336)
Net change in short-term Federal Home Loan
Bank advances	—	1,000
Repayments of Federal Home Loan Bank advances	(215)	(1,165)
Net change in other borrowed funds	(590)	—
Proceeds from exercise of stock options	—	18
Cash dividends paid	(172)	(176)
Net cash from financing activities	4,136	(5,659)

Net change in cash and cash equivalents	(188)	(5,994)

Beginning cash and cash equivalents	13,755	13,049

Ending cash and cash equivalents	$13,567	$7,055

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$60	$125

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$21	$—

Interest paid	$1,014	$1,106

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2009 and 2008

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.    Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. Stock options for 3,500 and 5,700 shares of common stock were not considered in computing diluted earnings per share for the three months ended September 30, 2009 and 2008 respectively because they were antidilutive. The computations are as follows:

	2009	2008

Weighted-average common shares outstanding (basic)	1,009,907	1,071,077
Dilutive effect of assumed exercise of stock options	2,966	3,045
Weighted-average common shares outstanding (diluted)	1,012,873	1,074,122

4.    Stock Option Plan

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the “Plan”) expired as to new awards in October of 2006. Options granted prior to expiration remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

4.    Stock Option Plan (continued)

A summary of the activity in the Plan for the quarter ended September 30, 2009 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	22,210	$11.28
Granted	—	—
Exercised	(50)	8.38
Forfeited or expired	—	—
Outstanding at end of period	22,160	$11.28	3.0 yrs	$39,888

Exercisable at end of period	22,160	$11.28	3.0 yrs	$39,888

Options available for grant	—

Information related to the Plan during the quarter ended September 30, 2009 follows:

Intrinsic value of options exercised	$220
Cash received from options exercised	420
Tax benefit from options exercised	—

A summary of the activity in the Plan for the year ended June 30, 2009 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of year	27,780	$10.85
Granted	—	—
Exercised	(5,445)	9.09
Forfeited or expired	(125)	12.48
Outstanding at end of year	22,210	$11.28	3.2 yrs	$58,906

Exercisable at end of year	22,210	$11.28	3.2 yrs	$58,906

Options available for grant	—

Information related to the Plan for the year ended June 30, 2009 follows:

Intrinsic value of options exercised	$12,000
Cash received from options exercised	49,000
Tax benefit from options exercised	—

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

5.    Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	September 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$7,000	$—	$(12)	$6,988
Equity securities	3	—	—	3

Total	7,003	—	(12)	6,991

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	177	2	—	179
Government National Mortgage Association participation certificates	48	—	—	48
Total mortgage-backed securities available for sale	225	2	—	227

Total	$7,228	$2	$(12)	$7,218

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate.

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$6,000	$—	$(137)	$5,863
Equity securities	2	—	—	2

Total	6,002	—	(137)	5,865

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	179	2	—	181
Government National Mortgage Association participation certificates	50	—	—	50
Total mortgage-backed securities available for sale	229	2	—	231

Total	$6,231	$2	$(137)	$6,096

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

5.    Securities (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	September 30, 2009
2009	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$61	$ —	$ —	$ 61
Total mortgage-backed securities held to maturity	$61	$ —	$ —	$ 61

	June 30, 2009
2009	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$62	$ —	$ —	$ 62
Total mortgage-backed securities held to maturity	$62	$ —	$ —	$ 62

No securities were sold during the quarter ended September 30, 2009.

The fair value of debt securities and carrying amount, if different, at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying amount	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$—	$ —	$ —	$ —
Due from one to five years	—	—	2,000	1,997
Due from five to ten years	—	—	4,000	3,996
Due after ten years	—	—	1,000	995
Mortgage-backed	61	61	225	227
Total	$61	$61	$7,225	$7,215

Securities pledged to secure public deposits at September 30, 2009 and June 30, 2009 had carrying amounts of $4.3 million and $4.2 million, respectively

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

5.    Securities (continued)

At September 30, 2009 and June 30, 2009 and, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at September 30, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	September 30, 2009
	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$6,988	$ (12)	$ —	$ —	$6,988	$ (12)

	June 30, 2009
	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$5,863	$(137)	$ —	$ —	$5,863	$(137)

6.    Recent Accounting Developments

In June 2009, the Financial Accounting Standards Board (“FASB”) established the FASB Accounting Standards Codification (“ASC”) as the source of authoritative accounting principles for financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. This pronouncement was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of this standard to have an impact on our financial position or results of operation although the adoption has had an impact on the accounting literature references in this report.

ASC 855-10, Subsequent Events, establishes general standards of accounting for and disclosure of subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The Statement is effective for interim or annual periods ending after June 5, 2009. The impact of this new Statement was not material to the Corporation’s consolidated financial statements. Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date of November 16, 2009 determining no events require adjustment to, or additional disclosure in the financial statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

7.    Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued a pronouncement that removes the concept of qualifying special-purpose entity from ASC 810-10, modifies the financial-components approach and limits circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has a continuing involvement with the financial asset. It clarifies the principle of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued a pronouncement impacting several topics in the ASC that requires an enterprise to perform an analysis to determine whether the enterprise’s variable purpose interest or interests give it a controlling financial interest in a variable interest entity, and requires ongoing reassessments of whether the entity is the primary beneficiary of a variable interest entity. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

8.    Fair Value Measurement

ACS 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Level 3: Significant unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation determines fair values of securities available for sale by (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) matrix pricing, which are Level 2 inputs. Matrix pricing is a mathematical technique widely used to in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness (Level 2 inputs).

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

8.    Fair Value Measurement (continued)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and result in a Level 3 classification for determining fair value.

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2009 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$6,988	$ —	$6,988	$ —
Equity securities	3	3	—	—
Federal National Mortgage Association Participation Certificates	179	—	179	—
Government National Mortgage Association Participation Certificates	48	—	48	—
Total Securities available for sale	$7,218	$ 3	$7,215	$ —

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate

		Fair Value Measurements at June 30, 2009 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$5,863	$ —	$5,863	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association Participation Certificates	181	—	181	—
Government National Mortgage Association Participation Certificates	50	—	50	—
Total Securities available for sale	$6,096	$ 2	$6,094	$ —

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

8.    Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$675	—
Impaired loans, net of allowance	—	—	$1,332

The following represent impairment charges recognized during the period:

Loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $527,000, resulting in a valuation allowance of $135,000. A net benefit of $37,000 was included in earnings for the period. Servicing rights totaling $119,000 were carried at cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.8 million, with a valuation allowance of $444,000, resulting in an additional provision for loan losses of $31,000 for the period.

	Fair Value Measurements at June 30, 2009Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$517	—
Impaired loans, net of allowance	—	—	$1,410

The following represent impairment charges recognized during the period:

Servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $517,000, resulting in a valuation allowance of $172,000. A net charge of $133,000 was included in earnings for the period. Servicing rights totaling $109,000 were carried at cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,823,000, with a valuation allowance of $413,000, resulting in an additional provision for loan losses of $2,000 for the period.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2009 and 2008

8.    Fair Value Measurement (continued)

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	September 30, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 13,567	$ 13,567	$ 13,755	$ 13,755
Investment Securities	6,991	6,991	5,865	5,865
Mortgage-backed securities	288	288	293	293
Loans, net, including loans held for sale	163,801	168,723	161,749	166,562
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	558	558	515	515

Financial liabilities
Deposits	$(158,740)	$(158,138)	$(153,627)	$(152,083)
Federal Home Loan Bank advances	(13,654)	(14,467)	(13,869)	(14,525)
Other borrowed funds	(210)	(210)	(800)	(800)
Accrued interest payable	(292)	(292)	(172)	(172)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, changes in the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

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

Critical accounting policies are those policies that require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies are necessary to understand the financial statements. Footnote 2 (Securities), footnote 3 (Loans), and Management Discussion and Analysis of Financial Condition and Results from Operations in the Form 10-K for the year ended June 30, 2009 provide detail regarding the Corporation’s accounting for the allowance for loan losses and valuation of securities. There have been no significant changes in the application of accounting policies since June 30, 2009.

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loan purchases, the maturity of liabilities and, at times, deposit outflows and operating activities. The Corporation’s principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal receipt from securities: borrowings; and operations. Management considers the Corporation’s asset position to be sufficiently liquid to meet normal operating needs and conditions. The Corporation’s earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand.

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation’s financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at September 30, 2009. Management is not aware of any matters occurring subsequent to September 30, 2009 that would cause the Bank’s capital category to change.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2009.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$18,826	12.1%	$12,470	8.0%	$15,588	10.0%

Tier 1 (core) capital to risk weighted assets	17,546	11.3%	6,235	4.0%	9,353	6.0%

Tier 1 (core) capital to Adjusted assets	17,546	9.1%	7,690	4.0%	9,613	5.0%

Tangible capital (to adjusted total assets)	17,546	9.1%	2,884	1.5%	N/A	N/A

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009

The Corporation’s total assets at September 30, 2009, were $192.4 million, a $3.4 million, or 1.8%, increase from the total at June 30, 2009.

Cash and cash equivalents totaled $13.6 million at September 30, 2009, a decrease of $188,000, or 1.4%, from the total at June 30, 2009. Investment securities totaled $7.0 million at September 30, 2009, a $1.1 million, or 19.2%, increase from the total at June 30, 2009, resulting from the purchase of one investment security. As a result of principal repayments, mortgage-backed securities totaled $288,000 at September 30, 2009, a $5,000, or 1.7% decrease compared to the total at June 30, 2009.

Loans receivable totaled $163.7 million at September 30, 2009, an increase of $2.2 million, or 1.4%, from the June 30, 2009 total. Loan originations during the period totaling $21.8 million were offset by principal repayments of $19.4 million and adjustments to the allowance for loan losses and net unamortized fees and costs . During the three-month period ended September 30, 2009, loan originations were comprised of $12.4 million of one- to four-family residential real estate loans, $7.4 million of nonresidential real estate loans, $900,000 million of consumer loans, $200,000 of commercial loans, and $900,000 of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009 (continued)

The allowance for loan losses totaled $1.7 million at September 30, 2009, an increase of $30,000, or 1.8%, from June 30, 2009, and represented 1.04% of total loans at both dates. The increase resulted from a provision of $81,000 and recoveries of $2,000, which were partially offset by charge-offs of $53,000. Nonaccrual loans were $1.3 million at September 30, 2009 and were $949,000 at June 30, 2009. This represents .79% of loans receivable at September 30, 2009 and .59% of loans receivable on June 30, 2009. The increase was attributable to an increase in one- to four-family properties secured by first liens. Delinquent loans to total loans were 1.81% on September 30, 2009 and 1.69% on June 30, 2009. The increase was attributable to an increase in non-residential properties delinquent 30-89 days and one- to four-family properties secured by first liens on nonaccrual. There were no loans past due over 90 days and still on accrual. The composition of the loan portfolio remained relatively the same from June 30, 2009 to September 30, 2009.  Real estate loans consisting of residential real estate, one- to four-family and multifamily and nonresidential real estate and land make up most of the portfolio. Impaired loan balances were $1,777,000 with an allowance of $445,000 and $1,823,000 with an allowance of $413,000 for September 30, 2009 and June 30, 2009 respectively. The 2.6% increase was not considered to be significant. Although management believes that the allowance for loan losses at September 30, 2009, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Deposits totaled $158.7 million at September 30, 2009, a $5.1 million, or 3.3%, increase from total deposits at June 30, 2009. The increase resulted from management’s efforts to generate deposit growth through advertising, relationship banking strategies, consumers moving into insured deposits accounts from uninsured investment products and the opening of the new office in Berlin, Ohio. FHLB advances decreased 1.6% from $13.9 million at June 30, 2009 to $13.7 million at September 30, 2009. Other borrowed money, consisting of a line of credit with another financial institution decreased by $590,000 to $210,000 at September 30, 2009.

Other liabilities totaled $$1.4 million at September 30, 2009, a $1.0 million, or 41.7%, decrease from June 30, 2009. The decrease was primarily due to a $842,000 decrease in deposits in process accounts and a $75,000 decrease in accrued FDIC expense.

Shareholders’ equity totaled $18.0 million at September 30, 2009, an increase of $83,000, or .5%, from June 30, 2009. The increase was due to a decrease in the unrealized losses on securities designated as available for sale of $83,000. Period net earnings of $172,000 were offset by dividends paid of $172,000.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008

General

The Corporation’s net earnings totaled $172,000 for the three months ended September 30, 2009, a decrease of $159,000, or 48.0%, from the net earnings of $331,000 recorded in the comparable period in 2008. The decrease in net earnings resulted from an increase of $201,000, or 16.7%, in noninterest expense, a decrease of $110,000, or 6.7% in net interest income, which were partially offset by an increase of $41,000, or 24.7%, in noninterest income, and decreases of $24,000 in the provision for losses on loans and $87,000, or 49.2%, in federal income tax expense.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008 (continued)

Net Interest Income

Total interest income decreased by $183,000, or 6.7%, to $2.5 million for the three months ended September 30, 2009, compared to the same period in 2008. The decrease was due primarily to decreases on yields across all categories of interest earning assets, despite general increases in average balances outstanding. Interest income on loans decreased by $134,000, or 5.2%, due to a 60 basis point decrease in yield, which more than offset an increase of $6.8 million, or 4.3%, in the average loan portfolio balance outstanding. Interest income on investment securities, decreased by $22,000, or 31.0%, to a total of $49,000, due to a 214 basis point decrease in yield, which was partially offset by a $1.1 million, or 18.9%, increase in the average balance outstanding. Interest income on interest bearing deposits, decreased by $25,000, or 44.6%, to a total of $31,000 for the three months ended September 30, 2009, due to a 197 basis point decrease in yield, which was partially offset by a $3.4 million, or 48.0%, increase in the average balance outstanding. Interest income on mortgage-backed securities decreased by $2,000, or 40.0%, due to a decrease of $60,000, or 18.9%, in the average balance outstanding and a 191 basis point decrease in yield.

Total interest expense decreased by $73,000, or 6.8%, to $1.0 million for the three months ended September 30, 2009, compared to the three months ended September 30, 2008. Interest expense on deposits decreased by $30,000, or 3.4%, due to a 35 basis point decrease in the average cost of deposits, to 2.15% for the 2009 quarter, which was partially offset by a $17.0 million , or 12.2%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $43,000, or 21.2%, due to a $6.7 million, or 32.8%, decrease in the average balance of borrowings outstanding which was partially offset by a 48 basis point increase in the average cost of borrowings.

As a result of the foregoing, net interest income decreased by $110,000, or 6.7%, for the three months ended September 30, 2009, compared to the same period in 2008. The interest rate spreads were 3.23% and 3.67%, and the net interest margins were 3.38% and 3.85%, for the three-month periods ended September 30, 2009 and 2008, respectively.

Provision for Losses on Loans

The Corporation recorded a $81,000 provision for losses on loans during the three months ended September 30, 2009, and a $105,000 provision for the comparable quarter in 2008. The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $51,000 for the quarter ended September 30, 2009 and $58,000 for the comparable quarter in 2008. The allowance for losses on loans as a percentage of loans receivable remained constant at 1.04% for September 30, 2009 and June 30, 2009. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $28,000 for the three months ended September 30, 2009, an increase of $2,000, or 7.7%, from the 2008 total.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008 (continued)

Noninterest Expense

General, administrative and other expense totaled $1.4 million for the three months ended September 30, 2009, an increase of $201,000, or 16.7%, compared to the same period in 2008. The increase in noninterest expense includes increases of $50,000, or 9.1%, in employee compensation and benefits, $45,000, or 35.2%, in other operating expense, $44,000, or 183.3%, in FDIC insurance expense, $19,000, or 55.9%, in advertising, $14,000, in loss on sale of real estate owned, $12,000, or 28.6%, in postage and stationary supplies, $11,000, or 9.7%, in occupancy and equipment expense, $6,000, or 17.7%, in ATM processing, and $4,000, or 7.41% in checking account maintenance expense, which were slightly offset by decreases of $4,000, or 5.6%, in professional and consulting fees. The increase in employee compensation was due to normal merit increases and additional staffing in connection with the opening of the new Berlin, Ohio office. Portions of the increase in other operating expense, advertising, postage and stationary supplies, occupancy and equipment expense were also the result of opening and marketing the new Berlin office.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $90,000 for the three months ended September 30, 2009, a decrease of $87,000, or 49.2%, over the same period in 2008. The decrease resulted from a $246,000, or 48.4%, decrease in earnings before taxes. The Corporation’s effective tax rates were 34.4% and 34.8%, for the three month periods ended September 30, 2009 and 2008, respectively.

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

FFD Financial Corporation

PART II

ITEM 1.	Legal Proceedings

None

ITEM 1A:	Risk Factors

Not applicable

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)

During the quarter ended September 30, 2009, the Corporation issued a total of 50 unregistered shares upon the exercise of stock options for an aggregate purchase price of $420. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

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

FFD FINANCIAL CORPORATION

Date:	November 16, 2009	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	November 16, 2009	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer