Form 10-Q
period 2009-12-31
FFD FINANCIAL CORP/OH
filed 2010-02-16
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2009

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
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

February 12, 2010 – 1,011,251 common shares, no par value

INDEX

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

December 31,		June 30,
2009		2009
ASSETS	(Unaudited)

Cash and due from financial institutions	$1,543	$2,381
Interest-bearing deposits in other financial institutions	7,900	11,374
Cash and cash equivalents	9,443	13,755

Investment securities available for sale	9,875	5,865
Mortgage-backed securities available for sale	222	231
Mortgage-backed securities held to maturity, fair value of $59 and $62 of
December 31, 2009 and June 30, 2009, respectively	59	62
Loans receivable – net of allowance of $1,801 and $1,694	169,456	161,438
Loans held for sale	73	311
Real estate owned, net	158	121
Premises and equipment, net	3,825	3,383
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan servicing rights	603	626
Accrued interest receivable	601	515
Prepaid expenses and other assets	917	285

Total assets	$197,654	$189,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$10,324	$9,828
Interest bearing	153,628	143,799
Total deposits	163,952	153,627
Federal Home Loan Bank advances	13,553	13,869
Other borrowed funds	430	800
Accrued interest payable	155	172
Accrued and deferred federal income tax	146	219
Other liabilities	1,518	2,442
Total liabilities	179,754	171,129

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value;
1,454,750 shares issued	—	—
Additional paid-in capital	8,313	8,312
Retained earnings	15,746	15,751
Accumulated comprehensive loss, net	(81)	(89)
Treasury stock, at cost (443,499 and 444,844 treasury shares
at December 31, 2009 and June 30, 2009, respectively)	(6,078)	(6,089)
Total shareholders’ equity	17,900	17,885

Total liabilities and shareholders’ equity	$197,654	$189,014

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(Unaudited)
Interest income
Loans, including fees	$2,426	$2,546	$4,884	$5,138
Mortgage-backed securities	2	4	5	9
Investment securities	73	71	122	142
Interest-bearing deposits and other	28	33	59	89
	2,529	2,654	5,070	5,378
Interest expense
Deposits	817	840	1,660	1,713
Borrowings	155	200	315	403
	972	1,040	1,975	2,116

Net interest income	1,557	1,614	3,095	3,262

Provision for losses on loans	86	99	167	204

Net interest income after provision for losses on loans	1,471	1,515	2,928	3,058

Noninterest income
Net gain on sale of loans	99	48	170	115
Mortgage servicing revenue (loss) net of amortization
and impairment	(38)	20	(10)	36
Service charges on deposit accounts	77	68	156	134
Impairment loss on securities	—	—	—	(9)
Other	27	30	56	56
	165	166	372	332

Noninterest expense
Employee and director compensation and benefits	625	529	1,227	1,081
Occupancy and equipment	142	114	266	227
Franchise taxes	57	57	115	115
FDIC Insurance Premiums	51	33	119	57
Data processing	95	87	186	178
ATM processing	25	34	65	68
Professional and consulting fees	68	38	135	109
Postage and stationery supplies	47	27	101	69
Advertising	31	37	84	71
Checking account maintenance expense	57	58	115	112
Loss on sale of real estate owned	1	—	15	—
Other	181	230	354	358
	1,380	1,244	2,782	2,445

Income before income taxes	256	437	518	945

Income tax expense	89	155	179	332

Net Income	$167	$282	$339	$613

Earnings per share
Basic	$.17	$.27	$.34	$.58

Diluted	$.16	$.27	$.33	$.58

Dividends declared per share	$.17	$.17	$.34	$.335

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008
	(Unaudited)

Net earnings	$167	$282	$339	$613

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(39), $61, $4 and $45, during the respective periods	(75)	119	8	87

Comprehensive income	$ 92	$401	$347	$700

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2009 and 2008

(In thousands)

(Unaudited)

	2009	2008

Cash flows from operating activities:
Net cash from operating activities	$(837)	$1,610

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(4,000)	(11)
Proceeds from maturities/calls of investment securities designated
As available for sale	—	954
Principal repayments on mortgage-backed securities	12	20
Loan originations and payments, net	(9,364)	(2,633)
Proceeds from participation loan sales to other financial institutions	1,000	13
Additions to premises and equipment	(562)	(72)
Proceeds from the sale of real estate owned	132	—
Net cash from investing activities	(12,782)	(1,729)

Cash flows from financing activities:
Net change in deposits	10,325	3,932
Repayments of Federal Home Loan Bank advances	(316)	(2,943)
Net change in other borrowed funds	(370)	800
Proceeds from exercise of stock options	12	45
Purchase of treasury stock	—	(794)
Cash dividends paid	(344)	(359)
Net cash from financing activities	9,307	681

Net change in cash and cash equivalents	(4,312)	562

Beginning cash and cash equivalents	13,755	13,049

Ending cash and cash equivalents	$9,443	$13,611

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$255	$265

Interest paid	$1,992	$2,110

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$179	$—

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2009 and 2008

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2009, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.    Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended December 31, 2009 because they were antidilutive. Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the three and six months ended December 31, 2008 because they were antidilutive. The computations are as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2009	2008	2009	2008

Weighted-average common shares outstanding (basic)	1,010,951	1,041,385	1,010,426	1,056,231
Dilutive effect of assumed exercise of stock options	3,249	1,876	3,122	2,395
Weighted-average common shares outstanding (diluted)	1,014,200	1,043,261	1,013,548	1,058,626

4.    Stock Option Plan

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the “Plan”) expired as to new awards in October of 2006. Options granted prior to expiration remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement. In addition, the Corporation has an option plan in which only one director participates. The director-only plan was adopted to permit an option issuance to a new director because the terms of the Plan at the time limited the aggregate number of options available for awards to directors.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

4.    Stock Option Plan (continued)

A summary of the activity in the Plan for the six months ended December 31, 2009 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	22,210	$11.28
Granted	—	—
Exercised	(1,345)	9.18
Forfeited or expired	—	—
Outstanding at end of period	20,865	$11.41	2.8 yrs	$49,720

Exercisable at end of period	20,865	$11.41	2.8 yrs	$49,720

Options available for grant	—

Information related to the Plan during the six months ended December 31, 2009 follows:

Intrinsic value of options exercised	$ 5,000
Cash received from options exercised	12,000
Tax benefit from options exercised	—

A summary of the activity in the Plan for the year ended June 30, 2009 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of year	27,780	$10.85
Granted	—	—
Exercised	(5,445)	9.09
Forfeited or expired	(125)	12.48
Outstanding at end of year	22,210	$11.28	3.2 yrs	$58,906

Exercisable at end of year	22,210	$11.28	3.2 yrs	$58,906

Options available for grant	—

Information related to the Plan for the year ended June 30, 2009 follows:

Intrinsic value of options exercised	$12,000
Cash received from options exercised	49,000
Tax benefit from options exercised	—

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

5.    Loans

Loans at period end and year end were as follows:

	December 31, 2009	June 30, 2009
	(in thousands)
Residential real estate
One- to four-family	$65,320	$62,940
Multi-family	7,870	8,136
Nonresidential real estate and land	75,582	72,157
Commercial loans – secured	18,693	17,533
Commercial loans – unsecured	165	145
Consumer and other loans	6,242	6,328
	173,872	167,239

Net deferred loan origination costs	201	221
Undisbursed portion of loans in process	(2,816)	(4,328)
Allowance for loan losses	(1,801)	(1,694)

Loans, net	$169,456	$161,438

Activity in the allowance for loan losses was as follows:

	Three months ended December 31,		Six months ended December 31,
	2009	2008	2009	2008
	(in thousands)		(in thousands)

Beginning balance	$1,724	$1,529	$1,694	$1,482
Provision for loan losses	86	99	167	204
Loans charged-off	(11)	(23)	(64)	(83)
Recoveries	2	4	4	6
Ending balance	$1,801	$1,609	$1,801	$1,609

Individually impaired loans were as follows:

	December 31, 2009	June 30 2009
	(in thousands)

Period-end impaired loans with no allocated allowance for loan losses	$—	$—
Period-end impaired loans with allocated allowance for loan losses	2,507	1,823

Total	$2,507	$1,823

Amount of the allowance for loan losses allocated	$484	$413

Period -end impaired loans on nonaccural	$1,696	$834
Period-end impaired loans accruing	811	989
	$2,507	$1,823

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

5. Loans (continued)

Nonaccrual loans and loans past due 90 days still on accrual were as follows:

	December 31, 2009	June 30, 2009
	(in thousands)

Loans past due over 90 days still on accrual	$—	$—

	December 31, 2009	June 30, 2009
Nonaccrual loans	(in thousands)

Residential real estate
One- to four-family	$539	$128
Multi-family	—	—
Nonresidential real estate and land	1,995	821
Commercial loans – secured	30	—
Commercial loans – unsecured	—	—
Consumer and other loans	10	—
	$2,574	$949

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

6.    Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$9,998	$—	$(125)	$9,873
Equity securities	2	—	—	2

Total	10,000	—	(125)	9,875

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	173	2	—	175
Government National Mortgage Association participation certificates	47	—	—	47
Total mortgage-backed securities available for sale	220	2	—	222

Total	$10,220	$2	$(125)	$10,097

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

6.    Securities (continued)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$6,000	$—	$(137)	$5,863
Equity securities	2	—	—	2

Total	6,002	—	(137)	5,865

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	179	2	—	181
Government National Mortgage Association participation certificates	50	—	—	50
Total mortgage-backed securities available for sale	229	2	—	231

Total	$6,231	$2	$(137)	$6,096

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	December 31, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$59	$ —	$ —	$ 59
Total mortgage-backed securities held to maturity	$59	$ —	$ —	$ 59

	June 30, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$62	$ —	$ —	$ 62
Total mortgage-backed securities held to maturity	$62	$ —	$ —	$ 62

No securities were sold during the three and six months ended December 31, 2009 and December 31, 2008.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

6.    Securities (continued)

The fair value of debt securities and the carrying amount, if different, at December 31, 2009, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying amount	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$—	$ —	$ —	$ —
Due from one to five years	—	—	2,000	1,995
Due from five to ten years	—	—	5,998	5,919
Due after ten years	—	—	2,000	1,959
Mortgage-backed	59	59	220	222
Total	$59	$59	$10,218	$10,095

Securities pledged to secure public deposits at December 31, 2009 and June 30, 2009 had carrying amounts of $4.3 million and $4.2 million, respectively

At December 31, 2009 and June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at December 31, 2009 and June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	December 31, 2009
	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$9,873	$(125)	$ —	$ —	$9,873	$(125)

	June 30, 2009
	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$5,863	$(137)	$ —	$ —	$5,863	$(137)

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

7.    Recent Accounting Developments

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

ASC 855-10, Subsequent Events, establishes general standards of accounting for, and disclosure of, subsequent events. Subsequent events are events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The statement is effective for interim or annual periods ending after June 15, 2009. The impact of this new statement was not material to the Corporation's consolidated financial statements. Management has evaluated events occurring subsequent to the balance sheet date through the financial statement issuance date of February 16, 2010 determining no events require adjustment to, or additional disclosure in the financial statements.

8. Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued a pronouncement that removes the concept of qualifying special-purpose entity from ASC 860-10, modifies the financial-components approach and limits circumstances in which a transferor derecognizes a portion or component of a financial asset when the transferor has a continuing involvement with the financial asset. It clarifies the principle of whether a transferor and all the entities included in the transferor’s financial statements being presented have surrendered control over transferred financial assets. This pronouncement is effective for the first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2009, the FASB issued ASC 810-10, Amendments to FASB Interpretation No. 46(R), which amended guidance for consolidation of variable interest entities by replacing the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. This Statement also requires additional disclosures about an enterprise’s involvement in variable interest entities. This Statement will be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Early adoption is prohibited. The adoption of this pronouncement is not expected to have a material effect on the Company’s consolidated financial statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

9.    Fair Value Measurement

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

9.    Fair Value Measurement (continued)

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$ 9,873	$ —	$9,873	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association Participation Certificates	175	—	175	—
Government National Mortgage Association Participation Certificates	47	—	47	—
Total Securities available for sale	$10,097	$ 2	$10,095	$ —

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate

		Fair Value Measurements at June 30, 2009 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$5,863	$ —	$5,863	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association Participation Certificates	181	—	181	—
Government National Mortgage Association Participation Certificates	50	—	50	—
Total Securities available for sale	$6,096	$ 2	$6,094	$ —

All mortgage backed securities held by the Corporation have underlying collateral of residential real estate

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

9.    Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$598	—
Impaired loans, net of allowance	—	—	$2,169

The following represent impairment charges recognized during the period:

Loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $603,000, resulting in a valuation allowance of $161,000. A net charge of $26,000 was taken against earnings for the three months ended December 31, 2009 and a net recovery of $11,000 was included in earnings for the six months ended December 31, 2009. Servicing rights totaling $5,000 were carried at cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.5 million, with a valuation allowance of $484,000, resulting in an additional provision for loan losses of $54,000 for the three months ended December 31, 2009 and $85,000 for the six months ended December 31, 2009.

	Fair Value Measurements at June 30, 2009 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$517	—
Impaired loans, net of allowance	—	—	$1,140

The following represent impairment charges recognized during the period:

Servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $517,000, resulting in a valuation allowance of $172,000. A net charge of $133,000 was included in earnings for the year ended June 30, 2009. Servicing rights totaling $109,000 were carried at cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1,823,000, with a valuation allowance of $413,000, resulting in an additional provision for loan losses of $2,000 for the year ended June 30, 2009.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six- and three-month periods ended December 31, 2009 and 2008

9.    Fair Value Measurement (continued)

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	December 31, 2009		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 9,443	$ 9,443	$ 13,755	$ 13,755
Investment Securities	9,875	9,875	5,865	5,865
Mortgage-backed securities	281	281	293	293
Loans, net, including loans held for sale	169,529	175,095	161,749	166,562
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	601	601	515	515

Financial liabilities
Deposits	$(163,952)	$(162,487)	$(153,627)	$(152,083)
Federal Home Loan Bank advances	(13,553)	(14,250)	(13,869)	(14,525)
Other borrowed funds	(430)	(430)	(800)	(800)
Accrued interest payable	(155)	(155)	(172)	(172)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully. For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” “intends” and similar expressions as they relate to the Corporation or its management are intended to identify such forward looking statements. The Corporation’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general and local economic conditions, changes in the interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Business Overview

The Corporation is a unitary savings and loan holding company incorporated in Ohio in 1996. Our primary business is the operation of the Bank, our principal subsidiary. The Bank is a federally chartered savings association established in 1898.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities we serve. Its business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, and online internet banking. It attracts deposits from the general public and uses the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans, vehicle loans, boat loans and home equity lines of credit. The majority of its customers are consumers and small businesses.

General

The Corporation’s net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the cost of funds, consisting of interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.

As a result of the current economic situation, which has included failures of financial institutions, investments in banks and other companies by the U.S. government, and government-sponsored economic stimulus packages, one area of public and political focus is how, and the extent to which, financial institutions are or should be regulated by the government. The current economic environment may result in new or revised regulations that could have a material effect on our operations and performance.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values; a widespread tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies, increasing unemployment rates; declining consumer confidence and spending; significant write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions have also had significant impacts on the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. Management does not expect these difficult market conditions to improve in the short term, and a continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions on the Corporation could include increases in loan delinquencies and charge-offs; increases in loan loss reserves based on general economic factors; increases to specific loan loss reserves due to the impact of these conditions on specific borrowers or on the collateral for their loans; declines in the value of the securities portfolio; increases in the cost of funds due to aggressive deposit pricing by local and national competitors with liquidity needs; attrition of the core deposits due to this aggressive deposit pricing or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of the Corporation’s shares.

In October 2008, the U.S. Congress enacted the Emergency Economic Stabilization Act of 2008 in response to the impact of the volatility and disruption in the credit and capital markets on the financial sector. Additionally, in February 2009, the U.S. Congress enacted the American Recovery and Reinvestment Act of 2009 in an effort to save and create jobs, stimulate the U.S. economy and promote long-term growth and stability. There can be no assurance that these acts or the programs that are implemented under them will achieve their intended purposes. If they fail to achieve some or all of their purposes, economic and market conditions could continue to worsen, which could adversely affect the Corporation’s performance and/or the trading price of the Corporation’s shares.

Other than discussed above and noted in the following narrative, management is not aware of any market or institutional trends, other events, or uncertainties that are expected to have a material effect on liquidity, capital resources or operations. Management is not aware of any current recommendations by regulators which would have a material effect on the Corporation if implemented, except as described above.

Management’s Discussion and Analysis represents a review of the Corporation’s consolidated financial condition and results of operations. This review should be read in conjunction with the Corporation’s Consolidated Financial Statements and related notes.

Critical Accounting Policies

The Corporation’s financial condition and results or operations presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and Management's Discussion and Analysis are, to a large degree, dependent upon the Corporation's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified the appropriateness of the allowance for loan losses and the valuation of securities as critical accounting policies and an understanding of these policies is necessary to understand the financial statements. Footnote 2 (Securities), footnote 3 (Loans), and Management’s Discussion and Analysis in the Form 10-K for the year ended June 30, 2009 provide detail regarding the Corporation's accounting for the allowance for loan losses and valuation of securities. There have been no significant changes in the application of accounting policies since June 30, 2009.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loan purchases, the maturity of liabilities and, at times, deposit outflows and operating activities. The Corporation's principal sources of funds are deposits; amortization and prepayments of loans; maturities, sales and principal received from securities: borrowings; and operations. Management considers the Corporation's asset position to be sufficiently liquid to meet normal operating needs and conditions. The Corporation's earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand.

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at December 31, 2009. Management is not aware of any matters occurring subsequent to December 31, 2009, that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at December 31, 2009.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$19,084	12.2%	$12,483	8.0%	$15,604	10.0%

Tier 1 (core) capital to risk weighted assets	17,781	11.4%	6,241	4.0%	9,362	6.0%

Tier 1 (core) capital to Adjusted assets	17,781	9.0%	7,907	4.0%	9,884	5.0%

Tangible capital (to adjusted total assets)	17,781	9.0%	2,965	1.5%	N/A	N/A

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009

The Corporation’s total assets at December 31, 2009, were $197.7 million, a $8.6 million, or 4.6%, increase from the total at June 30, 2009.

Cash and cash equivalents totaled $9.4 million at December 31, 2009, a decrease of $4.3 million, or 31.3%, from the total at June 30, 2009. Investment securities totaled $9.9 million at December 31, 2009, a $4.0 million, or 68.4%, increase from the total at June 30, 2009, resulting from the purchase of four investment securities. The investments were purchased to reduce the cash and cash equivalent balances in an effort to improve net interest income. As a result of principal repayments, mortgage-backed securities totaled $281,000 at December 31, 2009, a $12,000, or 4.1%, decrease compared to the total at June 30, 2009.

Loans receivable totaled $169.5 million at December 31, 2009, an increase of $8.0 million, or 5.0%, from the June 30, 2009 total. The portfolio of loans secured by one- to four-family residential real estate increased by $2.4 million, or 3.8%, to $65.3 million at December 31, 2009. Loans secured by nonresidential real estate and land totaled $72.2 million at June 30, 2009, compared to $75.6 million at December 31, 2009, an increase of $3.4 million, or 4.7%. Commercial loans totaled $17.7 million at June 30, 2009, compared to $18.9 million at December 31, 2009, an increase of $1.2 million, or 6.7%. Loan originations during the period totaling $47.2 million were partially offset by principal repayments of $38.1 million and adjustments to the allowance for loan losses and net unamortized fees and costs. During the six-month period ended December 31, 2009, loan originations were comprised of $26.6 million of one- to four-family residential real estate loans, $16.3 million of nonresidential real estate loans, $1.7 million of consumer loans, $1.7 million of commercial loans, and $900,000 of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1.8 million at December 31, 2009, an increase of $107,000, or 6.3%, from June 30, 2009, and represented 1.05% of total loans on December 31, 2009 and 1.04% of total loans on June 30, 2009. The increase resulted from a provision of $167,000 and recoveries of $4,000, which were partially offset by charge-offs of $64,000. Nonaccrual loans were $2.6 million at December 31, 2009 and $949,000 at June 30, 2009, which represented 1.50% and .58% of loans receivable at those respective dates. Non-accruing non-residential mortgage loans increased by $1.2 million, one- to four-family properties secured by first liens increased by $411,000 and commercial and consumer loans increased by $40,000. Of the $2.6 million nonaccrual loans at December 31, 2009, $876,000 of the balances were guaranteed by a government agency. Of the $949,000 million nonaccrual loans at June 30, 2009, $533,000 of the balances were guaranteed by a government agency. Adjusting for the guaranteed portion, nonaccrual loans were $1.7 million at December 31, 2009 and $416,000 at June 30, 2009, which represented .99% and .26% of loans receivable at those respective dates. Delinquent loans to total loans were 3.64% on December 31, 2009 and 1.69% on June 30, 2009, due to an increase in non-residential properties delinquent 30-89 days and one- to four-family properties secured by first liens and nonresidential mortgage loans on nonaccrual. There were no loans past due over 90 days and still on accrual. Although the Company experienced increases in nonaccrual and delinquent loans from June 30, 2009 to December 31, 2009, management does not believe a further increases in the allowance and related provision are necessary. Management has reviewed these loans for loss exposure and determined them to be adequately collateralized in the event of liquidation. The composition of the loan portfolio remained relatively the same from June 30, 2009 to December 31, 2009. Real estate loans consisting of residential real estate, one- to four-family and multifamily and nonresidential real estate and land make up most of the portfolio. Impaired loan balances were $2.5 million with an allowance of $484,000 and $1.8 million with an allowance of $413,000 at December 31, 2009 and June 30, 2009, respectively. Although management believes that the allowance for loan losses at December 31, 2009, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009 (continued)

Deposits totaled $164.0 million at December 31, 2009, a $10.3 million, or 6.7%, increase from total deposits at June 30, 2009. The increase resulted from management’s efforts to generate deposit growth through advertising, relationship banking strategies, consumers moving into insured deposits accounts from uninsured investment products and the opening of the new office in Berlin, Ohio. FHLB advances decreased 2.3% from $13.9 million at June 30, 2009 to $13.6 million at December 31, 2009. No new advances were taken during the six month period ended December 31, 2009. Other borrowed money, consisting of a line of credit with another financial institution decreased to $430,000 at December 31, 2009 from a June 30, 2009 balance of $800,000.

Other liabilities totaled $1.5 million at December 31, 2009, a $924,000, or 37.8%, decrease from June 30, 2009. The decrease was primarily due to a $778,000 decrease in deposits in process accounts and a $133,000 decrease in accrued FDIC expense.

Shareholders’ equity totaled $17.9 million at December 31, 2009, an increase of $15,000, or .1%, from June 30, 2009. The increase was due to a decrease in treasury stock of $11,000 and a decrease unrealized losses on securities designated as available for sale of $8,000 and an increase of $1,000 in additional paid in capital from the exercise of stock options. Period net earnings of $339,000 were more than offset by dividends paid of $344,000.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008

General

The Corporation’s net earnings totaled $339,000 for the six months ended December 31, 2009, a decrease of $274,000, or 44.7%, from the net earnings of $613,000 recorded in the comparable period in 2008. The decrease in net earnings resulted from an increase of $337,000, or 13.8%, in noninterest expense, and a decrease of $167,000, or 5.1% in net interest income, which were partially offset by an increase of $40,000, or 12.1%, in noninterest income, and decreases of $37,000 in the provision for losses on loans and $153,000 in federal income tax expense.

Net Interest Income

Total interest income decreased $308,000, or 5.7%, to $5.1 million for the six months ended December 31, 2009, compared to the same period in 2008. The decrease was due primarily to decreases on yields across all categories of interest earning assets, despite general increases in average balances outstanding. Interest income on loans decreased by $254,000, or 4.9%, due to a 61 basis point decrease in yield, which more than offset an increase of $7.8 million, or 4.9%, in the average loan portfolio balance outstanding. Interest income on investment securities decreased by $20,000, or 14.1%, to $122,000 due to a 219 basis point decrease in yield, which was partially offset by a $2.6 million, or 47.3%, increase in the average balance outstanding. Interest income on interest bearing deposits, decreased $30,000, or 33.7%, to a total of $59,000 for the six months ended December 31, 2009, due to a 122 basis point decrease in yield, which was partially offset by a $2.8 million, or 37.4%, increase in the average balance outstanding. Interest income on mortgage-backed securities decreased by $4,000, or 44.4%, due to a decrease of $46,000, or 14.6%, in the average balance outstanding and a 200 basis point decrease in yield.

Total interest expense decreased by $141,000, or 6.7%, to $2.0 million for the six months ended December 31, 2009, compared to the six months ended December 31, 2008. Interest expense on deposits decreased by $53,000, or 3.1%, due to a 36 basis point decrease in the average cost of deposits, to 2.08% for the 2009 six months, which was partially offset by a $19.4 million, or 13.9%, increase in the average balance outstanding. Interest expense on borrowings decreased by $88,000, or 21.8%, due to a $5.7 million, or 28.8%, decrease in the average balance outstanding, which was partially offset by a 38 basis point increase in the average cost.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008 (continued)

While the Federal Reserve discount rate and Federal Funds rate have remained constant from December of 2008 to present, the Corporation’s interest earning assets and interest paying liabilities have been impacted by a decrease in market interest rates. This decline coupled with the positive gap position, when a greater amount of interest earning assets reprice differently than interest-bearing liabilities, caused yields on interest earning assets to decline at a faster rate than costs of new and repricing deposits, decreasing net interest income.

As a result of the foregoing, net interest income decreased by $167,000, or 5.1%, for the six months ended December 31, 2009, compared to the same period in 2008. The interest rate spreads were 3.21% and 3.62%, and the net interest margins were 3.35% and 3.80%, for the six-month periods ended December 31, 2009 and 2008, respectively. The decrease in the interest rate spread and net interest margin has stabilized. Interest-bearing cash deposits have been reduced. The funds were used to invest in higher yielding loans and investment securities offering a greater yield. Deposits continue to re-price downward and balances have grown at lower cost to fund loan growth and provide an incremental increase in net interest income.

Provision for Losses on Loans

The Corporation recorded a $167,000 provision for losses on loans during the six months ended December 31, 2009, and a $204,000 provision for the comparable six months in 2008. The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $73,000 for the six months ended December 31, 2009 and $77,000 for the comparable six months in 2008. The allowance for losses on loans as a percentage of loans receivable increased to 1.05% for December 31, 2009 compared to 1.04% at June 30, 2009. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $372,000 for the six months ended December 31, 2009, an increase of $40,000, or 12.1%, from the 2008 total. Net gain on sale of loans increased by $55,000, or 47.8%, to $170,000 for the six months ended December 31, 2009, compared to $115,000 for the six months ended December 31, 2008. The increase in gain on sale of loans was due to increased activity in residential mortgage refinancing and purchases. Service charges on deposit accounts increased by $22,000, or 16.4%, to $156,000 for the six months ended December 31, 2009 compared to $134,000 in 2008. The prior year six-month period also had a $9,000 security impairment charge that did not re-occur in the 2009 period. The mortgage servicing revenue loss net of amortization and impairment of $10,000 for the six months ended December 31, 2009, resulted from $58,000 of additional expense from increased amortization of the mortgage servicing rights asset as loans serviced payed off from loan refinances, which were partially offset by a $11,000 reversal of the valuation allowance for mortgage servicing rights due to changes in mortgage interest rates and prepayment speeds.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008 (continued)

Noninterest Expense

General, administrative and other expense totaled $2.8 million for the six months ended December 31, 2009, an increase of $337,000, or 13.8%, compared to the same period in 2008. The increase in noninterest expense includes increases of $146,000, or 13.5%, in employee compensation and benefits, $62,000, or 108.8%, in FDIC insurance expense, $39,000, or 17.2%, in occupancy and equipment expense, $32,000, or 46.4%, in postage and stationary supplies, $26,000, or 23.9%, in professional and consulting fees, $15,000 in loss on sale of real estate owned, $13,000, or 18.3%, in advertising expense, $8,000, or 4.5%, in data processing and $3,000, or 2.7%, in checking account maintenance expense, which were slightly offset by decreases of $4,000 in other operating expense and $3,000 in ATM processing. The increase in employee compensation was due to additional staffing in connection with the opening of the new Berlin, Ohio office. Portions of the increase in noninterest expense in advertising, postage and stationary supplies, occupancy and equipment expense and data processing were also the result of opening and marketing the new Berlin office.

The increase in FDIC insurance expense comparing the six month periods ended December 31, 2008 with December 31, 2009 was the result of the average balance of deposit liabilities used to calculate the expense increasing by approximately 14.3% from $139,4 million to $159.3 million coupled with an increase in the average assessment rate of approximately 124.9%.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $179,000 for the six months ended December 31, 2009, a decrease of $153,000, or 46.1%, over the same period in 2008. The decrease resulted from a $427,000, or 45.2%, decrease in earnings before taxes. The Corporation’s effective tax rates were 34.4% and 35.1%, for the six-month periods ended December 31, 2009 and 2008, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2009 and 2008

General

The Corporation’s net earnings totaled $167,000 for the three months ended December 31, 2009, a decrease of $115,000, or 40.8%, from the net earnings of $282,000 recorded in the comparable period in 2008. The decrease in net earnings resulted from an increase of $136,000, or 10.9%, in noninterest expense, and decreases of $57,000, or 3.5%, in net interest income and $1,000, or .6%, in noninterest income, which were partially offset by decreases of $13,000 in the provision for losses on loans and $66,000, or 42.6%, in federal income tax expense.

Net Interest Income

Total interest income decreased by $125,000, or 4.7%, to $2.5 million for the three months ended December 31, 2009, compared to the same period in 2008. The decrease was due primarily to decreases in yields across all categories of interest earning assets, despite general increases in average balances outstanding. Interest income on loans decreased by $120,000, or 4.7%, due to a 62 basis point decrease in yield, which more than offset an increase of $8.7 million, or 5.5%, in the average loan portfolio balance outstanding. Interest income on investment securities, increased by $2,000, or 2.8%, to a total of $73,000, due to a $3.8 million, or 71.1%, increase in the average balance outstanding, which was substantially offset by a 216 basis point decrease in yield. Interest income on interest bearing deposits decreased by $5,000, or 15.2%, to a total of $28,000 for the three months ended December 31, 2009, due to a 71 basis point decrease in yield, which was partially offset by a $3.1 million, or 41.5%, increase in the average balance outstanding. Interest income on mortgage-backed securities decreased by $2,000, or 50.0%, due to a decrease of $26,000, or 8.4%, in the average balance outstanding and a 212 basis point decrease in yield.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2009 and 2008 (continued)

Total interest expense decreased by $68,000, or 6.5%, to $1.0 million for the three months ended December 31, 2009, compared to the three months ended December 31, 2008. Interest expense on deposits decreased by $23,000, or 2.7%, due to a 39 basis point decrease in the average cost of deposits, to 2.01% for the 2009 quarter, which was partially offset by a $22.6 million, or 16.2%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $45,000, or 22.5%, due to a $5.5 million, or 28.5%, decrease in the average borrowings outstanding, which was partially offset by a 32 basis point increase in the average cost.

As a result of the foregoing, net interest income decreased by $57,000, or 3.5%, for the three months ended December 31, 2009, compared to the same period in 2008. The interest rate spreads were 3.12% and 3.56%, and the net interest margins were 3.32% and 3.75%, for the three-month periods ended December 31, 2009 and 2008, respectively. The decrease in the interest rate spread and net interest margin has stabilized. Interest-bearing cash deposits have been reduced. The funds were used to invest in higher yielding loans and investment securities offering a greater yield. Deposits continue to re-price downward and balances have grown at lower cost to fund loan growth and provide an incremental increase in net interest income.

Provision for Losses on Loans

The Corporation recorded a $86,000 provision for losses on loans during the three months ended December 31, 2009, and a $99,000 provision for the comparable quarter in 2008. The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $9,000 for the quarter ended December 31, 2009 and $21,000 for the comparable quarter in 2008. The allowance for losses on loans as a percentage of loans receivable increased to 1.05% for December 31, 2009, compared to 1.04% at June 30, 2009. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $165,000 for the three months ended December 31, 2009, a decrease of $1,000, or .6%, from the 2008 total. Net gain on sale of loans increased by $51,000, or 106.3%, to $99,000 for the three months ended December 31, 2009, compared to $48,000 for the three months ended December 31, 2008. The increase in gain on sale resulted primarily from increased mortgage refinancings due to lower interest rates. Service charges on deposit accounts increased by $9,000, or 13.2%, to $77,000 for the three months ended December 31, 2009, compared to $68,000 for the same period ended December 31, 2008. The mortgage servicing revenue loss net of amortization and impairment of $38,000 for the three months ended December 31, 2009 resulted from $31,000 of additional expense due to loan prepayments and a $26,000 impairment expense due to changes in mortgage interest rates and prepayment speeds.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2009 and 2008 (continued)

Noninterest Expense

General, administrative and other expense totaled $1.4 million for the three months ended December 31, 2009, an increase of $136,000, or 10.9%, compared to the same period in 2008. The increase in noninterest expense includes increases of $96,000, or 18.2%, in employee compensation and benefits, $30,000, or 79.0%, in professional and consulting fees, $28,000, or 24.6%, in occupancy and equipment expense, $20,000, or 74.1%, in postage and stationary supplies, $18,000, or 54.6%, in FDIC insurance expense, $8,000, or 9.2%, in data processing, and $1,000, in loss on sale of real estate owned, which were slightly offset by decreases of $49,000, or 21.3%, in other operating expense, $9,000, or 26.5%, in ATM processing, $6,000, or 16.2%, in advertising expense, and $1,000, or 1.7%, in checking account maintenance expense. The increase in employee compensation was due to additional staffing in connection with the opening of the new Berlin, Ohio office. Portions of the increase in noninterest expense in postage and stationary supplies, occupancy and equipment expense and data processing were also the result of opening and marketing the new Berlin office.

The increase in FDIC insurance expense comparing the three month period ended December 31, 2008 with December 31, 2009 was the result of the balance of deposit liabilities used to calculate the expense increasing by approximately 12.2% from $142.9 million to $160.3 million, coupled with an increase in the assessment rate of approximately 113.0%.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $89,000 for the three months ended December 31, 2009, a decrease of $66,000, or 42.6%, over the same period in 2008. The decrease resulted from a $181,000, or 41.4%, decrease in earnings before taxes. The Corporation’s effective tax rates were 34.8% and 35.5%, for the three-month periods ended December 31, 2009 and 2008, respectively.

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

(a)

During the six months ended December 31, 2009, the Corporation issued a total of 1,345 unregistered shares upon the exercise of stock options for an aggregate purchase price of $12,400. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b) None

(c) None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

On October 20, 2009, the Corporation held its 2009 Annual Meeting of Shareholders. All of the directors nominated were reelected to terms expiring in 2011 by the following votes:

		For	Withheld

	Richard A. Brinkman, Jr.	719,990	101,168
	Stephen G. Clinton	786,166	34,992
	Leonard L. Gundy	788,216	32,942

David W. Kaufman, Enos L. Loader and Robert D. Sensel each continued to serve as a director of the Corporation for terms expiring in 2010.

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

	31.1	Section 302 Chief Executive Officer certification
	31.2	Section 302 Chief Financial Officer certification
	32.1	Section 906 Chief Executive Officer certification
	32.2	Section 906 Chief Financial Officer certification

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	February 16, 2010	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	February 16, 2010	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer