Form 10-Q
period 2010-03-31
FFD FINANCIAL CORP/OH
filed 2010-05-17
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
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

May 14, 2010 – 1,011,251 common shares, no par value

INDEX

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

March 31,		June 30,
2010		2009
ASSETS	(Unaudited)

Cash and due from financial institutions	$2,185	$2,381
Interest-bearing deposits in other financial institutions	3,771	11,374
Cash and cash equivalents	5,956	13,755

Investment securities available for sale	8,006	5,865
Mortgage-backed securities available for sale	218	231
Mortgage-backed securities held to maturity, fair value of $58 and $62 of
March 31, 2010 and June 30, 2009, respectively	58	62
Loans receivable – net of allowance of $1,933 and $1,694	176,475	161,438
Loans held for sale	—	311
Real estate owned, net	—	121
Premises and equipment, net	3,801	3,383
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan servicing rights	604	626
Accrued interest receivable	600	515
Prepaid expenses and other assets	974	285

Total assets	$199,114	$189,014

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$10,032	$9,828
Interest bearing	154,074	143,799
Total deposits	164,106	153,627
Federal Home Loan Bank advances	14,500	13,869
Other borrowed funds	630	800
Accrued interest payable	157	172
Accrued and deferred federal income tax	181	219
Other liabilities	1,451	2,442
Total liabilities	181,025	171,129

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value;
1,454,750 shares issued	—	—
Additional paid-in capital	8,324	8,312
Retained earnings	15,838	15,751
Accumulated comprehensive income (loss), net	5	(89)
Treasury stock, at cost (443,499 and 444,844 treasury shares
at March 31, 2010 and June 30, 2009, respectively)	(6,078)	(6,089)
Total shareholders’ equity	18,089	17,885

Total liabilities and shareholders’ equity	$199,114	$189,014

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(Unaudited)
Interest income
Loans, including fees	$2,482	$2,451	$7,366	$7,589
Mortgage-backed securities	2	4	7	13
Investment securities	76	58	198	200
Interest-bearing deposits and other	29	30	88	119
	2,589	2,543	7,659	7,921
Interest expense
Deposits	697	870	2,357	2,583
Borrowings	155	177	470	580
	852	1,047	2,827	3,163

Net interest income	1,737	1,496	4,832	4,758

Provision for losses on loans	145	167	312	371

Net interest income after provision for losses on loans	1,592	1,329	4,520	4,387

Noninterest income
Net gain on sale of loans	50	224	220	309
Mortgage servicing revenue (loss), net of amortization
and impairment	25	(212)	15	(146)
Service charges on deposit accounts	77	66	233	200
Impairment loss on securities	—	—	—	(9)
Other	35	28	91	84
	187	106	559	438
Noninterest expense
Employee and director compensation and benefits	614	562	1,841	1,643
Occupancy and equipment	145	120	411	347
Franchise taxes	57	58	172	173
FDIC Insurance Premiums	63	46	182	103
Data processing	101	85	287	263
ATM processing	35	30	100	98
Professional and consulting fees	62	51	197	202
Postage and stationery supplies	40	42	141	127
Advertising	22	21	106	92
Checking account maintenance expense	60	58	175	170
Loss on sale of real estate owned	14	—	29	—
Other	162	177	516	477
	1,375	1,250	4,157	3,695

Income before income taxes	404	185	922	1,130

Income tax expense	140	63	319	395

Net Income	$264	$122	$603	$735

Earnings per share
Basic	$.26	$.12	$.60	$.71

Diluted	$.26	$.12	$.59	$.70

Dividends declared per share	$.17	$.17	$.51	$.505

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009
	(Unaudited)

Net income	$264	$122	$603	$735

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $45, $(2), $49 and $43, during the respective periods	86	(4)	94	83

Comprehensive income	$350	$118	$697	$818

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net cash from operating activities	$(393)	$1,009

Cash flows from investing activities:
Purchase of equity investment securities	—	(11)
Purchase of investment securities designated as available for sale	(4,000)	(3,000)
Proceeds from maturities/calls of investment securities designated
As available for sale	2,000	2,000
Principal repayments on mortgage-backed securities	17	25
Loan originations and payments, net	(16,688)	(4,171)
Proceeds from participation loan sales to other financial institutions	1,000	13
Additions to premises and equipment	(602)	(324)
Proceeds from the sale of real estate owned	431	—
Net cash from investing activities	(17,842)	(5,468)

Cash flows from financing activities:
Net change in deposits	10,479	10,466
Proceeds from Federal Home Loan Bank advances	1,100	—
Repayments of Federal Home Loan Bank advances	(469)	(4,137)
Net change in other borrowed funds	(170)	800
Proceeds from exercise of stock options	12	49
Purchase of treasury stock	—	(794)
Cash dividends paid	(516)	(531)
Net cash from financing activities	10,436	5,853

Net change in cash and cash equivalents	(7,799)	1,394

Beginning cash and cash equivalents	13,755	13,049

Ending cash and cash equivalents	$5,956	$14,443

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$405	$440

Interest paid	$2,842	$3,159

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$339	$111

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2010 and 2009

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2009. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.    Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended March 31, 2010 because they were antidilutive. Stock options for 10,000 shares of common stock were not considered in computing diluted earnings per share for the three and nine months ended March 31, 2009 because they were antidilutive. The computations are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding (basic)	1,011,251	1,009,737	1,010,695	1,041,074
Dilutive effect of assumed exercise of stock options	2,581	1,046	2,946	1,859
Weighted-average common shares outstanding (diluted)	1,013,832	1,010,783	1,013,641	1,042,933

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

4.    Stock Option Plan (continued)

A summary of the activity in the Plan for the nine months ended March 31, 2010 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	22,210	$11.28
Granted	—	—
Exercised	(1,345)	9.18
Forfeited or expired	—	—
Outstanding at end of period	20,865	$11.41	2.6 yrs	$47,637

Exercisable at end of period	20,865	$11.41	2.6 yrs	$47,637

Options available for grant	—

Information related to the Plan during the nine months ended March 31, 2010 follows:

Intrinsic value of options exercised	$ 5,000
Cash received from options exercised	12,000
Tax benefit from options exercised	—

A summary of the activity in the Plan for the year ended June 30, 2009 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of year	27,780	$10.85
Granted	—	—
Exercised	(5,445)	9.09
Forfeited or expired	(125)	12.48
Outstanding at end of year	22,210	$11.28	3.2 yrs	$58,906

Exercisable at end of year	22,210	$11.28	3.2 yrs	$58,906

Options available for grant	—

Information related to the Plan for the year ended June 30, 2009 follows:

Intrinsic value of options exercised	$12,000
Cash received from options exercised	49,000
Tax benefit from options exercised	—

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

5.    Loans

Loans at period end and year end were as follows:

	March 31, 2010	June 30, 2009
	(in thousands)
Residential real estate
One- to four-family	$66,210	$62,940
Multi-family	8,067	8,136
Nonresidential real estate and land	79,494	72,157
Commercial loans – secured	19,734	17,533
Commercial loans – unsecured	140	145
Consumer and other loans	5,996	6,328
	179,641	167,239

Net deferred loan origination costs	248	221
Undisbursed portion of loans in process	(1,481)	(4,328)
Allowance for loan losses	(1,933)	(1,694)

Loans, net	$176,475	$161,438

Activity in the allowance for loan losses was as follows:

	Three months ended March 31,		Nine months ended March 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Beginning balance	$1,801	$1,609	$1,694	$1,482
Provision for loan losses	145	167	312	371
Loans charged-off	(17)	(147)	(81)	(230)
Recoveries	4	3	8	9
Ending balance	$1,933	$1,632	$1,933	$1,632

Individually impaired loans were as follows:

	March 31, 2010	June 30 2009
	(in thousands)

Period-end impaired loans with no allocated allowance for loan losses	$1,166	$—
Period-end impaired loans with allocated allowance for loan losses	2,498	1,823

Total	$3,664	$1,823

Amount of the allowance for loan losses allocated	$591	$413

Period -end impaired loans on nonaccural	$2,152	$834
Period-end impaired loans accruing	1,512	989
	$3,664	$1,823

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

5.    Loans (continued)

At March 31, 2010 and June 30, 2009, there were no loans past due 90 days still on accrual.

Nonaccrual loans still on accrual were as follows:

	March 31, 2010	June 30, 2009
Nonaccrual loans	(in thousands)

Residential real estate
One- to four-family	$224	$128
Multi-family	—	—
Nonresidential real estate and land	1,912	821
Commercial loans – secured	90	—
Commercial loans – unsecured	—	—
Consumer and other loans	3	—
	$2,229	$949

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

6.    Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	March 31, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$7,998	$6	$—	$8,004
Equity securities	2	—	—	2

Total	8,000	6	—	8,006

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	170	1	—	171
Government National Mortgage Association participation certificates	46	1	—	47
Total mortgage-backed securities available for sale	216	2	—	218

Total	$8,216	$8	$—	$8,224

All mortgage backed securities held by the Corporation at March 31, 2010 had underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

6.    Securities (continued)

	June 30, 2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$6,000	$—	$(137)	$5,863
Equity securities	2	—	—	2

Total	6,002	—	(137)	5,865

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	179	2	—	181
Government National Mortgage Association participation certificates	50	—	—	50
Total mortgage-backed securities available for sale	229	2	—	231

Total	$6,231	$2	$(137)	$6,096

All mortgage backed securities held by the Corporation at June 30, 2009, had underlying collateral of residential real estate.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	March 31, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$58	$ —	$ —	$ 58
Total mortgage-backed securities held to maturity	$58	$ —	$ —	$ 58

	June 30, 2009
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage (FHLMC)
Corporation participation certificates	$62	$ —	$ —	$ 62
Total mortgage-backed securities held to maturity	$62	$ —	$ —	$ 62

No securities were sold during the three- and nine-month periods ended March 31, 2010 and March 31, 2009.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

6.    Securities (continued)

The fair value of debt securities and the carrying amount, if different, at March 31, 2010, by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying amount	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$—	$ —	$ —	$ —
Due from one to five years	—	—	1,000	1,001
Due from five to ten years	—	—	4,998	4,999
Due after ten years	—	—	2,000	2,004
Mortgage-backed	58	58	216	218
Total	$58	$58	$8,214	$8,222

Securities pledged to secure public deposits at March 31, 2010 and June 30, 2009 had carrying amounts of $5.3 million and $4.2 million, respectively.

At March 31, 2010 and June 30, 2009, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at June 30, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows. There were no securities with unrealized losses at March 31, 2010.

	June 30, 2009
	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$5,863	$(137)	$ —	$ —	$5,863	$(137)

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

7.    Fair Value Measurement

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

The Corporation determines fair values of securities available for sale by (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) matrix pricing, which are Level 2 inputs. Matrix pricing is a mathematical technique widely used in the industry to value debt securities by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of loan servicing rights is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness, resulting in a Level 2 classification.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available, and result in a Level 3 classification for determining fair value.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

7.    Fair Value Measurement (continued)

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$8,004	$ —	$8,004	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association Participation Certificates	171	—	171	—
Government National Mortgage Association Participation Certificates	47	—	47	—
Total Securities available for sale	$8,224	$ 2	$8,222	$ —

All mortgage backed securities held by the Corporation at March 31, 2010, had underlying collateral of residential real estate.

		Fair Value Measurements at June 30, 2009 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$5,863	$ —	$5,863	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association Participation Certificates	181	—	181	—
Government National Mortgage Association Participation Certificates	50	—	50	—
Total Securities available for sale	$6,096	$ 2	$6,094	$ —

All mortgage backed securities held by the Corporation at June 30, 2009, had underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

7.    Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2010Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$446	—
Impaired loans, net of allowance	—	—	$1,907

The following represent impairment charges recognized during the period:

Loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $446,000, resulting in a valuation allowance of $144,000. A net recovery of $17,000 was included in earnings for the three months ended March 31, 2010 and a net recovery of $28,000 was included in earnings for the nine months ended March 31, 2010. Servicing rights totaling $158,000 were carried at cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.5 million, with a valuation allowance of $591,000, resulting in an additional provision for loan losses of $107,000 for the three months ended March 31, 2010 and $192,000 for the nine months ended March 31, 2010.

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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.8 million, with a valuation allowance of $413,000, resulting in an additional provision for loan losses of $2,000 for the year ended June 30, 2009.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine- and three-month periods ended March 31, 2010 and 2009

7.    Fair Value Measurement (continued)

Carrying amount and estimated fair values of financial instruments at year end were as follows:

	March 31, 2010		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 5,956	$ 5,956	$ 13,755	$ 13,755
Investment Securities	8,006	8,006	5,865	5,865
Mortgage-backed securities	276	276	293	293
Loans, net, including loans held for sale	176,475	181,812	161,749	166,562
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	600	600	515	515

Financial liabilities
Deposits	$(164,106)	$(162,271)	$(153,627)	$(152,083)
Federal Home Loan Bank advances	(14,500)	(14,273)	(13,869)	(14,525)
Other borrowed funds	(630)	(630)	(800)	(800)
Accrued interest payable	(157)	(157)	(172)	(172)

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

General

The Corporation’s net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by general economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.

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

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

The capital, credit and financial markets have experienced significant volatility and disruption for more than a year. These conditions have had significant adverse effects on our national and local economies, including declining real estate values; a widespread tightening in the availability of credit; illiquidity in certain securities markets; increasing loan delinquencies, foreclosures, personal and business bankruptcies; increasing unemployment rates; declining consumer confidence and spending; significant write-downs of asset values by financial institutions and government-sponsored agencies; and a reduction of manufacturing and service business activity and international trade. These conditions have also had significant impacts on the stock market generally, and have contributed to significant declines in the trading prices of financial institution stocks. A continuation or worsening of these conditions could increase their adverse effects. Adverse effects of these conditions on the Corporation could include increases in loan delinquencies and charge-offs; increases in loan loss reserves based on general economic factors; increases to specific loan loss reserves due to the impact of these conditions on specific borrowers or on the collateral for their loans; declines in the value of the securities portfolio; increases in the cost of funds due to aggressive deposit pricing by local and national competitors with liquidity needs; attrition of the core deposits due to this aggressive deposit pricing or consumer concerns about the safety of their deposits; increases in regulatory and compliance costs; and declines in the trading price of the Corporation’s shares.

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

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at March 31, 2010. Management is not aware of any matters occurring subsequent to March 31, 2010, that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2010.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$19,439	12.0%	$12,917	8.0%	$16,147	10.0%

Tier 1 (core) capital to risk weighted assets	18,097	11.2%	6,459	4.0%	9,688	6.0%

Tier 1 (core) capital to adjusted assets	18,097	9.1%	7,961	4.0%	9,951	5.0%

Tangible capital (to adjusted total assets)	18,097	9.1%	2,985	1.5%	N/A	N/A

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010

The Corporation’s total assets at March 31, 2010, were $199.1 million, a $10.1 million, or 5.3%, increase from the total at June 30, 2009.

Cash and cash equivalents totaled $6.0 million at March 31, 2010, a decrease of $7.8 million, or 56.7%, from the total at June 30, 2009. Investment securities totaled $8.0 million at March 31, 2010, a $2.1 million, or 36.5%, increase from the total at June 30, 2009, resulting from the purchase of four investment securities, which were partially offset by two investment securities that were called. The investments were purchased to reduce the cash and cash equivalent balances in an effort to improve net interest income. As a result of principal repayments, mortgage-backed securities totaled $276,000 at March 31, 2010, a $17,000, or 5.8%, decrease compared to the total at June 30, 2009.

Loans receivable totaled $176.5 million at March 31, 2010, an increase of $15.0 million, or 9.3%, from the June 30, 2009 total. The portfolio of loans secured by one- to four-family residential real estate increased by $3.3 million, or 5.2%, to $66.2 million at March 31, 2010. Loans secured by nonresidential real estate and land totaled $72.2 million at June 30, 2009, compared to $79.5 million at March 31, 2010, an increase of $7.3 million, or 10.2%. Commercial loans totaled $17.7 million at June 30, 2009, compared to $19.9 million at March 31, 2010, an increase of $2.2 million, or 12.4%. Loan originations during the period totaling $69.4 million were partially offset by principal repayments of $53.2 million, adjustments to the allowance for loan losses and net unamortized fees and costs. During the nine-month period ended March 31, 2010, loan originations were comprised of $37.0 million of one- to four-family residential real estate loans, $24.0 million of nonresidential real estate loans, $2.7 million of consumer loans, $4.0 million of commercial loans, and $1.7 million of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $1.9 million at March 31, 2010, an increase of $239,000, or 14.1%, from June 30, 2009, and represented 1.08% of total loans on March 31, 2010 and 1.04% of total loans on June 30, 2009. The increase resulted from a provision of $312,000 and recoveries of $8,000, which were partially offset by charge-offs of $81,000. Nonaccrual loans were $2.2 million at March 31, 2010 and $949,000 at June 30, 2009, which represented 1.25% and .58% of loans receivable at those respective dates. Non-accruing non-residential mortgage loans increased by $1.1 million, one- to four-family properties secured by first liens increased by $96,000 and commercial and consumer loans increased by $93,000. Of the $2.2 million nonaccrual loans at March 31, 2010, $475,000 of the balances were guaranteed by a government agency. Of the $949,000 million nonaccrual loans at June 30, 2009, $533,000 of the balances were guaranteed by a government agency. Adjusting for the guaranteed portion, nonaccrual loans were $1.7 million at March 31, 2010 and $416,000 at June 30, 2009, which represented .98% and .26% of loans receivable at those respective dates. Delinquent loans to total loans were 2.12% on March 31, 2010 and 1.69% on June 30, 2009, due to an increase in non-residential properties delinquent 30-89 days, and one- to four-family properties secured by first liens and nonresidential mortgage loans on nonaccrual. Adjusting for the guaranteed portion, delinquent loans to total loans were 1.85% at March 31, 2010 and 1.36% at June 30, 2009. There were no loans past due over 90 days and still on accrual. Although the Corporation experienced increases in nonaccrual and delinquent loans from June 30, 2009 to March 31, 2010, management does not believe further increases in the allowance and related provision are necessary. Management has reviewed these loans for loss exposure and believe they are adequately collateralized in the event of foreclosure. The composition of the loan portfolio remained relatively the same from June 30, 2009 to March 31, 2010. Real estate loans consisting of residential real estate, one- to four-family and multifamily and nonresidential real estate and land make up most of the portfolio. Impaired loan balances were $3.7 million with an allowance of $591,000 and $1.8 million with an allowance of $413,000 at March 31, 2010 and June 30, 2009, respectively. Although management believes that the

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (continued)

allowance for loan losses at March 31, 2010, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Premises and equipment, net totaled $3.8 million at March 31, 2010, a $400,000, or 11.8%, increase from the June 30, 2009 balance of $3.4 million. The increase resulted primarily from the construction and furnishing of the Berlin, Ohio office that opened in August 2009.

Prepaid expenses and other assets totaled $974,000 at March 31, 2010, a $689,000, or 241.8%, increase from the June 30, 2009 balance of $285,000. $738,000 of the increase resulted from prepaid FDIC insurance premiums funded in December 2009, and was partially offset by decreases in other operating accounts.

Deposits totaled $164.1 million at March 31, 2010, a $10.5 million, or 6.8%, increase from total deposits at June 30, 2009. The increase resulted from management’s efforts to generate deposit growth through advertising, relationship banking strategies, consumers moving into insured deposits accounts from uninsured investment products and the opening of the new office in Berlin, Ohio. FHLB advances increased 4.5% from $13.9 million at June 30, 2009 to $14.5 million at March 31, 2010 due to one new advance taken during the nine-month period ended March 31, 2010, being partially offset by scheduled repayments. Other borrowed money, consisting of a line of credit with another financial institution decreased to $630,000 at March 31, 2010, from a June 30, 2009, balance of $800,000.

Other liabilities totaled $1.5 million at March 31, 2010, a $991,000, or 40.6%, decrease from June 30, 2009. The decrease was primarily due to a $714,000 decrease related to in process accounts and a $127,000 decrease in accrued FDIC expense.

Shareholders’ equity totaled $18.1 million at March 31, 2010, an increase of $204,000, or 1.1%, from June 30, 2009. The increase was due to an increase in retained earnings of $87,000, resulting from earnings of $603,000, which were partially offset by dividends paid of $516,000, an increase of $12,000 from proceeds for the exercise of stock options and increases in the after tax fair value of securities designated as available for sale of $94,000.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009

General

The Corporation’s net earnings totaled $603,000 for the nine months ended March 31, 2010, a decrease of $132,000, or 18.0%, from the net earnings of $735,000 recorded in the comparable period in 2009. The decrease in net earnings resulted from an increase of $462,000, or 12.5%, in noninterest expense, which was partially offset by increases of $121,000, or 27.6%, in noninterest income and $74,000, or 1.6%, in net interest income, and decreases of $59,000 in the provision for losses on loans and $76,000 in federal income tax expense.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009 (continued)

Net Interest Income

Total interest income decreased $262,000, or 3.3%, to $7.7 million for the nine months ended March 31, 2010, compared to the same period in 2009. The decrease was due primarily to decreases on yields across all categories of interest earning assets, despite general increases in average balances outstanding. Interest income on loans decreased by $223,000, or 2.9%, due to a 54 basis point decrease in yield, which more than offset an increase of $9.6 million, or 6.1%, in the average loan portfolio balance outstanding. Interest income on investment securities decreased by $2,000, or 1.0%, to $198,000 due to a 152 basis point decrease in yield, which was partially offset by a $2.6 million, or 46.1%, increase in the average balance outstanding. Interest income on interest bearing deposits decreased $31,000, or 26.1%, to a total of $88,000 for the nine-months ended March 31, 2010, due to a 73 basis point decrease in yield, which was partially offset by a $989,000, or 13.0%, increase in the average balance outstanding. Interest income on mortgage-backed securities decreased by $6,000, or 46.2%, due to a decrease of $74,000, or 21.5%, in the average balance outstanding and a 144 basis point decrease in yield.

Total interest expense decreased by $336,000, or 10.6%, to $2.8 million for the nine months ended March 31, 2010, compared to the nine months ended March 31, 2009. Interest expense on deposits decreased by $226,000, or 8.8%, due to a 45 basis point decrease in the average cost of deposits, to 1.95% for the 2010 period, which was partially offset by a $17.6 million, or 12.3%, increase in the average balance outstanding. Interest expense on borrowings decreased by $110,000, or 19.0%, due to a $4.8 million, or 24.8%, decrease in the average balance outstanding, which was partially offset by a 31 basis point increase in the average cost. The increase in average cost of borrowings resulted from the repayment of lower cost FHLB advances, leaving in place higher cost borrowings, which cannot be repaid without a penalty.

The Federal Funds rate was 2% on June 30, 2008 and lowered in a series of rate reductions to a range of 0% to .25% on December 16, 2008. The Federal Funds rate has been held at the range established on December 16, 2008 through March 31, 2010. The Corporation's interest earning assets and interest paying liabilities were impacted by declining interest rates during 2009 and the prevailing low interest rate environment during the first quarter of 2010. Because a greater amount of the Corporation's interest earning assets re-price faster than its interest bearing liabilities, in the falling and low interest rate environment the yields on interest earning assets declined faster than the costs of new and re-pricing deposits and borrowings, negatively impacting net interest income. Deposits continue to re-price downward to current market rates which over time will reduce the impact of the faster re-pricing of the interest earning assets. The opportunity to replace existing borrowings with lower rate borrowings will be available as they mature. New interest earning assets at market rates funded with new interest earning liabilities at market rates also will impact the net interest spread and net interest margin in future periods.

The interest rate spreads were 3.33% and 3.50%, and the net interest margins were 3.46% and 3.67%, for the nine-month periods ended March 31, 2010 and 2009, respectively. The interest rate spread and net interest margin were 3.21% and 3.35% for respectively for the six-month periods ended December 31, 2009. This improvement was the result of re-pricing of deposits, and the use of some interest-bearing cash deposits to invest in higher yielding loans and investments securities. Net interest income increased by $74,000, or 1.6%, for the nine months ended March 31, 2010, compared to the same period in 2009.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009 (continued)

Provision for Losses on Loans

The Corporation recorded a $312,000 provision for losses on loans during the nine months ended March 31, 2010, and a $371,000 provision for the comparable nine months in 2009. The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, the existing loan loss allowance, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $73,000 for the nine months ended March 31, 2010 and $221,000 for the comparable nine months in 2009. The allowance for losses on loans as a percentage of loans receivable increased to 1.08% for March 31, 2010, compared to 1.04% at June 30, 2009. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $559,000 for the nine months ended March 31, 2010, an increase of $121,000, or 27.6%, from the 2009 total. Net gain on sale of loans decreased by $89,000, or 28.8%, to $220,000 for the nine months ended March 31, 2010, compared to $309,000 for the nine months ended March 31, 2009. The decrease in gain on sale of loans was due to decreased activity in residential mortgage originations and refinancings. Service charges on deposit accounts increased by $33,000, or 16.5%, to $233,000 for the nine months ended March 31, 2010 compared to $200,000 in 2009. Mortgage servicing revenue increased from a net loss of $146,000 in 2009 to a $15,000 net gain in the 2010 period, primarily from the absence of a $175,000 impairment charge recognized in the nine-month period ended March 31, 2009. The impairment expense on mortgage servicing rights in the 2009 period resulted from the evaluation of the impact of lower interest rates, increased prepayment speeds and refinancing of mortgage loans on the Corporation’s mortgage servicing rights.

Noninterest Expense

General, administrative and other expense totaled $4.2 million for the nine months ended March 31, 2010, an increase of $462,000, or 12.5%, compared to the same period in 2009. The increase in noninterest expense includes increases of $198,000, or 12.1%, in employee compensation and benefits, $79,000, or 76.7%, in FDIC insurance expense, $64,000, or 18.4%, in occupancy and equipment expense, $39,000, or 8.2%, in other operating expense, $29,000 in loss on sale of real estate owned, $24,000, or 9.1%, in data processing, $14,000, or 11.0%, in postage and stationary supplies, $14,000, or 15.2%, in advertising expense, $5,000, or 2.9%, in checking account maintenance expense, and $2,000, or 2.0%, in ATM processing, which were slightly offset by decreases of $5,000, or 2.5%, in professional and consulting fees and $1,000, or .58% in franchise tax. The increase in employee compensation was due to additional staffing in connection with the opening of the new Berlin, Ohio office. Portions of the increase in noninterest expense in advertising, postage and stationary supplies, occupancy and equipment expense and data processing were also the result of opening and marketing the new Berlin office.

The increase in FDIC insurance expense in the nine month period ended March 31, 2010 was the result of a $17.3 million, or 12.4%, increase in the average balance of deposit liabilities used to calculate the expense and an increase in the average assessment rate of approximately 122.8%. The increase in FDIC premiums was the result of premium increases imposed by the FDIC upon all insured depository institutions.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $319,000 for the nine months ended March 31, 2010, a decrease of $76,000, or 19.2%, over the same period in 2009. The decrease resulted from a $208,000, or 18.4%, decrease in earnings before taxes. The Corporation’s effective tax rates were 34.6% and 35.0%, for the nine-month periods ended March 31, 2010 and 2009, respectively.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009

General

The Corporation’s net earnings totaled $264,000 for the three months ended March 31, 2010, an increase of $142,000, or 116.4%, from the net earnings of $122,000 recorded in the comparable period in 2009. The $142,000, or 116.4%, increase in net earnings resulted from increases of $241,000, or 16.1%, in net interest income and $81,000, or 76.4%, in other income and a decrease of $22,000, or 13.2%, in the provision for losses on loans, which were partially offset by increases of $125,000, or 10.0%, in general, administrative and other expenses and $77,000, or 122.2%, in the provision for federal income taxes.

Net Interest Income

Total interest income increased by $46,000, or 1.8%, to $2.6 million for the three months ended March 31, 2010, compared to the same period in 2009. Interest income on loans increased by $31,000, or 1.3%, due to an increase of $13.2 million, or 8.2%, in the average loan portfolio balance outstanding, which has partially offset by a 39 basis point decrease in yield. Interest income on investment securities increased by $18,000, or 31.0%, to a total of $76,000, due to a $3.2 million, or 56.7%, increase in the average balance outstanding, which was partially offset by a 59 basis point decrease in yield. Interest income on interest bearing deposits decreased by $1,000, or 3.3%, to a total of $29,000 for the three months ended March 31, 2010, due to a $3.5 million, or 40.3%, decrease in the average balance outstanding, and a 79 basis point increase in yield. Interest income on mortgage-backed securities decreased by $2,000, or 50.0%, due to a decrease of $115,000, or 29.2%, in the average balance outstanding and a 84 basis point decrease in yield.

Total interest expense decreased by $195,000, or 18.6%, to $900,000 for the three months ended March 31, 2010, compared to the three months ended March 31, 2009. Interest expense on deposits decreased by $173,000, or 19.9%, due to a 63 basis point decrease in the average cost of deposits, to 1.70% for the 2010 quarter, which was partially offset by a $14.7 million, or 9.8%, increase in the average balance of deposits outstanding period to period. Interest expense on borrowings decreased by $22,000, or 12.4%, due to a $3.1 million, or 17.2%, decrease in the average borrowings outstanding, which was partially offset by a 23 basis point increase in the average cost. Deposits continue to re-price downward and balances have grown at lower cost to fund loan growth and provide an incremental increase in net interest income.

The interest rate spreads were 3.57% and 3.26%, and the net interest margins were 3.67% and 3.39%, for the three-month periods ended March 31, 2010 and 2009, respectively. Some interest-bearing cash deposits were used to invest in higher yielding loans and investment securities. Net interest income increased by $241,000, or 16.1%, for the three months ended March 31, 2010, compared to the same period in 2009.

Provision for Losses on Loans

The Corporation recorded a $145,000 provision for losses on loans during the three months ended March 31, 2010, and a $167,000 provision for the comparable quarter in 2009. The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio the existing loan loss allowance, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $13,000 for the quarter ended March 31, 2010 and $144,000 for the comparable quarter in 2009. The allowance for losses on loans as a percentage of loans receivable increased to 1.08% for March 31, 2010, compared to 1.04% at June 30, 2009. There can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2010 and 2009 (continued)

Noninterest Income

Noninterest income totaled $187,000 for the three months ended March 31, 2010, an increase of $81,000, or 76.4%, from the 2009 total. Net gain on sale of loans decreased by $174,000, or 77.7%, to $50,000 for the three months ended March 31, 2010, compared to $224,000 for the three months ended March 31, 2009. The decrease in gain on sale of loans was due to decreased activity in residential mortgage originations and refinancings. Service charges on deposit accounts increased by $11,000, or 16.7%, to $77,000 for the three months ended March 31, 2010, compared to $66,000 for the same period ended March 31, 2009. Mortgage servicing revenue increased from a loss of $212,000 in 2009 to a gain of $25,000 in 2010, primarily from the absence of the $175,000 impairment charge recognized in the three-month period ended March 31, 2009. The impairment expense on mortgage servicing rights in the 2009 period resulted from the evaluation of the impact of lower interest rates, increased prepayment speeds and refinancing of mortgage loans on the Corporation’s mortgage servicing rights.

Noninterest Expense

General, administrative and other expense totaled $1.4 million for the three months ended March 31, 2010, an increase of $125,000, or 10.0%, compared to the same period in 2009. The increase in noninterest expense includes increases of $52,000, or 9.3%, in employee compensation and benefits, $25,000, or 20.8%, in occupancy and equipment expense, $17,000, or 37.0%, in FDIC insurance expense, $16,000, or 18.8%, in data processing, $14,000, in loss on sale of real estate owned, $11,000, or 21.6%, in professional and consulting fees, $5,000, or 16.7%, in ATM processing, $2,000, or 3.5%, in checking account maintenance expense, and $1,000, or 4.8%, in advertising expense, which were slightly offset by decreases of $15,000, or 8.5%, in other operating expense, $2,000, or 4.8%, in postage and stationary supplies and $1,000, or 1.7%, in franchise tax. The increase in employee compensation was due to additional staffing in connection with the opening of the new Berlin, Ohio office. Portions of the increase in noninterest expense in postage and stationary supplies, occupancy and equipment expense and data processing were also the result of opening and marketing the new Berlin office.

The increase in FDIC insurance expense in the three month period ended March 31, 2010 was the result of a $15.4 million, or 10.8%, increase in the balance of deposit liabilities used to calculate the expense and an increase in the assessment rate of approximately 113.0%. The increase in FDIC premiums was the result of premium increases imposed by the FDIC upon all insured depository institutions.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $140,000 for the three months ended March 31, 2010, an increase of $77,000, or 122.2%, over the same period in 2009. The increase resulted from a $219,000, or 118.4%, increase in earnings before taxes. The Corporation’s effective tax rates were 34.7% and 34.1%, for the three-month periods ended March 31, 2010 and 2009, respectively.

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

(a)

During the nine months ended March 31, 2010, the Corporation issued a total of 1,345 unregistered shares upon the exercise of stock options for an aggregate purchase price of $12,400. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b) None

(c) None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None

ITEM 6.	Exhibits

	10.1	Commercial Security Agreement dated February 25, 2010, between FFD Financial Corporation and The Home Loan Savings Bank
	10.2	Note dated February 25, 2010, from FFD Financial Corporation to The Home Loan Savings Bank
	31.1	Section 302 Chief Executive Officer certification
	31.2	Section 302 Chief Financial Officer certification
	32.1	Section 906 Chief Executive Officer certification
	32.2	Section 906 Chief Financial Officer certification

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	May 17, 2010	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	May 17, 2010	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer