Form 10-Q
period 2010-09-30
FFD FINANCIAL CORP/OH
filed 2010-11-15
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
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

November 11, 2010 – 1,011,596 common shares, no par value

INDEX

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

September 30,		June 30,
	2010	2010
ASSETS	(Unaudited)

Cash and due from financial institutions	$ 1,140	$ 1,138
Interest-bearing deposits in other financial institutions, including overnight deposits	6,820	7,896
Cash and cash equivalents	7,960	9,034

Investment securities available for sale	7,031	8,040
Mortgage-backed securities available for sale	211	216
Mortgage-backed securities held to maturity, fair value of $56 at September 30, 2010 and $57 at June 30, 2010	56	57
Loans receivable – net of allowance of $2,102 and $1,993	180,905	178,837
Loans held for sale	1,140	1,377
Premises and equipment, net	3,911	3,955
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan servicing rights	708	655
Accrued interest receivable	574	556
Prepaid expenses and other assets	859	1,316

Total assets	$205,777	$206,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$ 14,493	$ 13,257
Interest bearing	156,352	158,082
Total deposits	170,845	171,339
Federal Home Loan Bank advances	13,638	13,699
Other borrowed funds	630	630
Accrued interest payable	136	145
Accrued and deferred federal income tax	382	170
Other liabilities	1,609	2,187
Total liabilities	187,240	188,170

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	—	—
Additional paid-in capital	8,333	8,334
Retained earnings	16,264	16,022
Accumulated comprehensive income, net	24	29
Treasury stock, at cost (443,154 and 443,904 treasury shares at September 30, 2010 and June 30, 2010, respectively)	(6,084)	(6,090)
Total shareholders’ equity	18,537	18,295

Total liabilities and shareholders’ equity	$205,777	$206,465

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30, 2010 and 2009

(In thousands, except per share data)

(Unaudited)

	2010	2009

Interest and dividend income
Loans, including fees	$2,611	$2,458
Mortgage-backed securities	2	3
Investment securities	57	49
Interest-bearing deposits and other	29	31
	2,699	2,541

Interest expense
Deposits	710	843
Borrowings	154	160
	864	1,003

Net interest income	1,835	1,538

Provision for loan losses	186	81

Net interest income after provision for loan losses	1,649	1,457

Noninterest income
Net gain on sale of loans	260	71
Mortgage servicing revenue net of amortization and impairment	—	28
Service charges on deposit accounts	94	79
Other	27	29
	381	207

Noninterest expense
Employee and director compensation and benefits	643	602
Occupancy and equipment	147	124
Franchise taxes	57	58
FDIC Insurance Premiums	63	68
Data processing	93	91
ATM processing	39	40
Professional and consulting fees	54	67
Postage and stationary supplies	34	54
Advertising	39	53
Checking account maintenance expense	54	58
Loss on sale of real estate owned	—	14
Other	178	173
	1,401	1,402

Income before income taxes	629	262

Income tax expense	215	90

Net Income	$ 414	$ 172

Earnings per share
Basic	$ .41	$ .17

Diluted	$ .41	$ .17

Dividends declared per share	$ .17	$ .17

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Net income	$414	$172

Other comprehensive income, net of related tax effects: Unrealized holding gains (losses) on securities available for sale during the period, net of taxes (benefits) of $(3) and $43 in 2010 and 2009, respectively	(5)	83

Comprehensive income	$409	$255

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net cash from operating activities	$ 920	$ (647)

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(4,000)	(1,000)
Proceeds from maturities/calls of investment securities designated As available for sale	5,000	—
Principal repayments on mortgage-backed securities	5	5
Loan originations and payments, net	(2,275)	(2,274)
Additions to premises and equipment	(21)	(520)
Proceeds from the sale of real estate owned	18	112
Net cash from investing activities	(1,273)	(3,677)

Cash flows financing activities:
Net change in deposits	(494)	5,113
Net change in short-term Federal Home Loan Bank advances	—	—
Repayments of Federal Home Loan Bank advances	(61)	(215)
Net change in other borrowed funds	—	(590)
Proceeds from exercise of stock options	6	—
Cash dividends paid	(172)	(172)
Net cash from financing activities	(721)	4,136

Net change in cash and cash equivalents	(1,074)	(188)

Beginning cash and cash equivalents	9,034	13,755

Ending cash and cash equivalents	$ 7,960	$13,567

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$ 50	$ 60

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$ 31	$ 21

Interest paid	$ 873	$ 1,014

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2010 and 2009

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three-month period ended September 30, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for each of the three months ended September 30, 2010 and 2009 because they were antidilutive. The computations are as follows:

	2010	2009

Weighted-average common shares outstanding (basic)	1,011,433	1,009,907
Dilutive effect of assumed exercise of stock options	2,588	2,966
Weighted-average common shares outstanding (diluted)	1,014,021	1,012,873

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

4.    Stock Option Plan (continued)

A summary of the activity in the Plan for the quarter ended September 30, 2010 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	19,570	$11.56
Granted	—	—
Exercised	(750)	8.38
Forfeited or expired	—	—
Outstanding at end of period	18,820	$11.68	2.4 yrs	$42,775

Exercisable at end of period	18,820	$11.68	2.4 yrs	$42,775

Options available for grant	—

Information related to the Plan during the quarter ended September 30, 2010 and 2009 follows:

	2010	2009

Intrinsic value of options exercised	$4,406	$220
Cash received from options exercised	6,281	420
Tax benefit from options exercised	—	—

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

5.    Loans

Loans at period end and year end were as follows:

	September 30, 2010	June 30, 2010
	(in thousands)
Residential real estate
One- to four-family	$ 69,044	$ 68,171
Multi-family	7,597	8,328
Nonresidential real estate and land	81,886	80,066
Commercial loans – secured	19,143	20,056
Commercial loans – unsecured	99	101
Consumer and other loans	6,281	6,048
	184,050	182,770

Net deferred loan origination costs	279	269
Undisbursed portion of loans in process	(1,322)	(2,209)
Allowance for loan losses	(2,102)	(1,993)

Loans, net	$180,905	$178,837

Activity in the allowance for loan losses was as follows:

	Three months ended September 30,
	2010	2009
	(in thousands)

Beginning balance	$1,993	$1,694
Provision for loan losses	186	81
Loans charged-off	(78)	(53)
Recoveries	1	2
Ending balance	$2,102	$1,724

Individually impaired loans at period end and year end were as follows:

	September 30, 2010	June 30 2010
	(in thousands)

Period-end impaired loans with no allocated allowance for loan losses	$ 123	$ 444
Period-end impaired loans with allocated allowance for loan losses	2,672	3,480

Total	$2,795	$3,924

Amount of the allowance for loan losses allocated	$ 630	$ 582

Period-end impaired loans on nonaccural	$1,211	$1,822
Period-end impaired loans accruing	1,584	2,102
	$2,795	$3,924

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

5.    Loans (continued)

At September 30, 2010 and June 30, 2010, there were no loans past due 90 days still on accrual.

Nonaccrual loans were as follows:

	September 30, 2010	June 30, 2010
	(in thousands)

Residential real estate
One- to four-family	$ 241	$ 210
Multi-family	—	—
Nonresidential real estate and land	927	1,783
Commercial loans – secured	—	141
Commercial loans – unsecured	—	—
Consumer and other loans	54	54
	$1,222	$2,188

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

At September 30, 2010, one- to four-family, nonresidential real estate and land, and unsecured commercial loans considered to be troubled debt restructurings totalled$939,000, $81,000 and $5,000, respectively.

6.    Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income were as follows:

	September 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$6,996	$ 33	$—	$7,029
Equity securities	2	—	—	2

Total	6,998	33	—	7,031

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	165	2	—	167
Government National Mortgage Association participation certificates	43	1	—	44
Total mortgage-backed securities available for sale	208	3	—	211

Total	$7,206	$ 36	$—	$7,242

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

6.    Securities (continued)

	June 30, 2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$7,997	$41	$—	$8,038
Equity securities	2	—	—	2

Total	7,999	41	—	8,040

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	168	2	—	170
Government National Mortgage Association participation certificates	45	1	—	46
Total mortgage-backed securities available for sale	213	3	—	216

Total	$8,212	$44	$—	$8,256

All mortgage backed securities held by the Corporation at September 30, 2010 and June 30, 2010 had underlying collateral of residential real estate.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	September 30, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)

Federal Home Loan Mortgage Corporation participation certificates	$56	$ —	$ —	$ 56
Total mortgage-backed securities held to maturity	$56	$ —	$ —	$ 56

	June 30, 2010
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)

Federal Home Loan Mortgage Corporation participation certificates	$57	$ —	$ —	$ 57
Total mortgage-backed securities held to maturity	$57	$ —	$ —	$ 57

No securities were sold during the quarter ended September 30, 2010 or 2009.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

6.    Securities (continued)

The fair value of debt securities and carrying amount, if different, at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying amount	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$—	$ —	$ —	$ —
Due from one to five years	—	—	—	—
Due from five to ten years	—	—	6,996	7,029
Due after ten years	—	—	—	—
Mortgage-backed	56	56	208	211
Total	$56	$56	$7,204	$7,240

Securities pledged to secure public deposits at September 30, 2010, and June 30, 2010, had carrying amounts of $5.0 million and $5.3 million, respectively

At September 30, 2010, and June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

There were no securities with unrealized losses at September 30, 2010 or June 30, 2010

7.    Recent Accounting Developments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06 to Fair Value Measurements and Disclosures (ASC 820), Improving Disclosures About Fair Value Measurements. This ASU adds new disclosures about transfers in and out of Level 1 and 2 classification, clarifies existing fair value disclosure requirements about the appropriate level of disaggregation, and clarifies that a description of valuation techniques and inputs used to measure fair value is required for recurring and nonrecurring Level 2 and 3 fair value measurements. These new disclosures and clarifications of existing disclosures for ASC 820 are effective for interim and annual reporting periods beginning after December 15, 2009. Adoption of the disclosure provisions on July 1, 2010 of the ASU had no impact on the Corporation's consolidated financial statements. This ASU also requires disclosures for Level 3 activity about purchases, sales, issuances, and settlements be presented on a gross basis rather than as a net number, as currently permitted. These disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. These disclosure provisions of the ASU are not expected to have a material impact on the Corporation’s consolidated financial statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

8.    Newly Issued But Not Yet Effective Accounting Standards

In July 2010, the FASB issued ASU No. 2010-20 to Receivables (ASC 310) Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses. This ASU adds new disclosures designed to enhance the transparency of an entity’s allowance for loan and lease losses (ALLL), and the credit quality of its financing receivables, and to increase the understanding of an entity’s credit risk exposure and adequacy of the ALLL. The required disclosures will include the nature of the credit risk inherent in the loan portfolio, how the risk is analyzed and assessed to determine the ALLL, and the changes and reasons for those changes in the ALLL. These disclosures are effective for interim and annual reporting periods ending on or after December 15, 2010. The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010. The Corporation will include these disclosures in the notes to the consolidated financial statements upon adoption of this ASU. The adoption of this standard is not expected to have a material effect on the Corporation’s results of operations or financial position.

9.    Fair Value Measurement

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. There are three levels of inputs that may be used to measure fair values:

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

The Corporation determines fair values of securities available for sale by (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) matrix pricing, which are Level 2 inputs. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of loan servicing rights carried at fair value due to impairment is based on a valuation model that calculates the present value of estimated net servicing income. The valuation model incorporates assumptions that market participants would use in estimating future net servicing income. The Corporation is able to compare the valuation model inputs and results to widely available published industry data for reasonableness, resulting in a Level 2 classification.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

9.    Fair Value Measurement (continued)

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

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$7,029	$ —	$7,029	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association participation certificates-residential	167	—	167	—
Government National Mortgage Association participation certificates-residential	44	—	44	—
Total securities available for sale	$7,242	$ 2	$7,240	$ —

		Fair Value Measurements at June 30, 2010 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$8,038	$ —	$8,038	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association participation certificates-residential	170	—	170	—
Government National Mortgage Association participation certificates-residential	46	—	46	—
Total securities available for sale	$8,256	$ 2	$8,254	$ —

All mortgage backed securities held by the Corporation at September 30, 2010 and June 30, 2010, had underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

9.    Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$181	—
Impaired loans, net of allowance	—	—	$2,042

The following represent impairment charges recognized during the period:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $181,000, resulting in a valuation allowance of $88,000. A net benefit, due to recovery of servicing rights fair value of $20,000 was included in earnings for the three months ending September 30, 2010. Servicing rights totaling $527,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.7 million, with a valuation allowance of $630,000, resulting in an additional provision for loan losses of $106,000 for the three months ended September 30, 2010.

	Fair Value Measurements at June 30, 2010 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$209	—
Impaired loans, net of allowance	—	—	$2,898

The following represent impairment charges recognized during the period:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $209,000, resulting in a valuation allowance of $108,000. A net benefit due to recovery of servicing rights fair value of $64,000 was included in earnings for the year ending June 30, 2010. Servicing rights totaling $446,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.5 million, with a valuation allowance of $582,000, resulting in an additional provision for loan losses of $356,000 for the year ended June 30, 2010.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2010 and 2009

9.    Fair Value Measurement (continued)

Carrying amount and estimated fair values of financial instruments at period end were as follows:

	September 30, 2010		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 7,960	$ 7,960	$ 9,034	$ 9,034
Investment Securities	7,031	7,031	8,040	8,040
Mortgage-backed securities	267	267	273	273
Loans, net, including loans held for sale	182,045	185,981	180,214	183,277
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	574	574	556	556

Financial liabilities
Deposits	$(170,845)	$(168,478)	$(171,339)	$(172,763)
Federal Home Loan Bank advances	(13,638)	(14,603)	(13,699)	(14,585)
Other borrowed funds	(630)	(630)	(630)	(630)
Accrued interest payable	(136)	(136)	(145)	(145)

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

Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Footnote 3 (Loans), and Management Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended June 30, 2010 provide detail regarding the Corporation's accounting for the allowance for loan losses. There have been no significant changes in the application of accounting policies since June 30, 2010.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Liquidity

The objective of liquidity management is to ensure adequate cash flows to accommodate the demands of customers and provide adequate flexibility for the Corporation to take advantage of market opportunities under both normal operating conditions and under unpredictable circumstances of industry or market stress. Cash is used to fund loan purchases, the maturity of liabilities and, at times, deposit outflows and operating activities. The Corporation's principal sources of funds are deposits, amortization and prepayments of loans, maturities, sales and principal receipt from securities, borrowings, and operations. Management considers the Corporation's asset position to be sufficiently liquid to meet normal operating needs and conditions. The Corporation's earning assets are mainly comprised of loans and investment securities. Management continually strives to obtain the best mix of loans and investments to both maximize yield and insure the soundness of the portfolio, as well as to provide funding for loan demand.

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at September 30, 2010. Management is not aware of any matters occurring subsequent to September 30, 2010 that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at September 30, 2010.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$20,027	11.6%	$13,804	8.0%	$17,255	10.0%

Tier 1 (core) capital to risk weighted assets	18,556	10.8%	6,902	4.0%	10,353	6.0%

Tier 1 (core) capital to Adjusted assets	18,556	9.0%	8,229	4.0%	10,286	5.0%

Tangible capital (to adjusted total assets)	18,556	9.0%	3,086	1.5%	N/A	N/A

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

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

General (continued)

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Return and Consumer Protection Act (“Dodd-Frank”). Dodd-Frank imposes new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions. In addition, the Dodd-Frank changes the jurisdictions of existing bank regulatory agencies, and in particular transfers the regulation of federal savings associations, such as the Bank, from the OTS to the Office of the Comptroller of the Currency (the “OCC”), effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies, like the Corporation, will be regulated by the FRB. Because the Dodd-Frank Act requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Corporation will not be known for months or even years.

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations.

Management’s Discussion and Analysis represents a review of the Corporation’s consolidated financial condition and results of operations. This review should be read in conjunction with the Corporation’s Consolidated Financial Statements and related notes.

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010

The Corporation’s total assets at September 30, 2010, were $205.8 million, a $688,000, or .3%, decrease from the total at June 30, 2010.

Cash and cash equivalents totaled $8.0 million at September 30, 2010, a decrease of $1.1 million, or 11.9%, from the total at June 30, 2010. Investment securities totaled $7.0 million at September 30, 2010, a $1.0 million, or 12.5%, decrease from the total at June 30, 2010, resulting from four investment securities that were called, which were partially offset by the purchase of three new investment securities. As a result of principal repayments, mortgage-backed securities totaled $267,000 at September 30, 2010, a $6,000, or 2.2%, decrease from the total at June 30, 2010.

Loans receivable, including loans held for sale, totaled $182.0 million at September 30, 2010, an increase of $1.8 million, or 1.0%, from the June 30, 2010 total. The portfolio of loans secured by one- to four-family residential real estate increased by $873,000, or 1.3%, to $69.0 million at September 30, 2010. Loans secured by nonresidential real estate and land totaled $81.9 million at September 30, 2010, an increase of $1.8 million, or 2.3%, from June 30, 2010. Commercial loans decreased $913,000, or 4.6%, from June 30, 2010 to a total of $19.1 million at September 30, 2010. Loan originations during the period totaling $31.6 million were substantially offset by principal repayments of $29.0 million, adjustments to the allowance for loan losses and net unamortized fees and costs. During the three-month period ended September 30, 2010, loan originations were comprised of $19.4 million of one- to four-family residential real estate loans, $7.3 million of nonresidential real estate loans, $1.3 million of consumer loans, $3.4 million of commercial loans, and $240,000 of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010 (continued)

The allowance for loan losses totaled $2.1 million at September 30, 2010, an increase of $109,000, or 5.5%, from June 30, 2010, and represented 1.15% of total loans and 1.10% of total loans at those dates, respectively. The increase resulted from a provision of $186,000 and recoveries of $1,000, which were partially offset by charge-offs of $78,000. Management increased the allowance for loan losses despite the improving trends over the three month period with respect to lower impaired loans and lower nonaccruing loans. Management increased the allowance for loan losses despite improving trends in impaired loans and nonaccruing loans. Management felt the improved trends in credit quality should show longer sustainable results as economic conditions are still depressed and would need to improve before considering a decrease to the allowance for loan losses. Nonaccrual loans were $1.2 million at September 30, 2010 and $2.2 million at June 30, 2010, which represented .67% and 1.21% of total loans at those respective dates. Non-accruing non-residential real estate and land mortgage loans decreased by $856,000, one- to four-family properties secured by first liens increased by $31,000 and commercial and consumer loans did not change. The decrease in non-accruing non-residential real estate and land loans was partially due to the favorable resolution, resulting in no loss, of a large non-performing loan during the quarter. Delinquent loans to total loans were 1.24% at September 30, 2010 and 2.34% at June 30, 2010, due to a decrease in non-residential properties delinquent 90 days or more days, and one- to four-family properties secured by first liens delinquent 30 to 89 days. At September 30, 2010, there were no loans past due over 90 days and still on accrual. Although the Corporation experienced decreases in nonaccrual and delinquent loans from June 30, 2010 to September 30, 2010, there can be no assurance that decreases will occur in future periods. Management has reviewed these loans for loss exposure and believes they are adequately collateralized in the event of foreclosure. The composition of the loan portfolio remained relatively the same from June 30, 2010 to September 30, 2010. Residential real estate, one- to four-family and multifamily and nonresidential real estate and land loans make up most of the portfolio. Impaired loan balances were $2.8 million with an allowance of $630,000 and $3.9 million with an allowance of $582,000 at September 30, 2010 and June 30, 2010, respectively. Although management believes that the allowance for loan losses at September 30, 2010, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Prepaid expenses and other assets totaled $859,000 at September 30, 2010, a $457,000, or 34.7%, decrease from the June 30, 2010 balance of $1.3 million. $360,000 of the decrease resulted from the payment of a receivable from a Small Business Administration (SBA) loan in conjunction with a loan charge-off which had a SBA guarantee. The amortization of prepaid franchise tax and FDIC insurance premiums of $112,000 accounted for the remaining portion of the decrease and was offset by additional prepaid expenses in other operating accounts.

Deposits totaled $170.8 million at September 30, 2010, a $494,000, or .3%, decrease from total deposits at June 30, 2010. The Bank had a significant number of time deposits maturing during the quarter and experienced some deposit run-off due to investors pursuing higher yields. This run-off resulted in a decrease in interest bearing deposits of $1.7 million, or 1.1%, and was partially offset by an increase in non-interest bearing deposits of $1.2 million, or 9.3%. FHLB advances decreased .4% from $13.7 million at June 30, 2010 to $13.6 million at September 30, 2010. Other borrowed money, consisting of a line of credit with another financial institution, was unchanged with a balance of $630,000 at both June 30, 2010 and September 30, 2010.

Other liabilities totaled $1.6 million at September 30, 2010, a $578,000, or 26.4%, decrease from June 30, 2010. The decrease was primarily due to a $522,000 decrease in custodial payments in process accounts.

Shareholders’ equity totaled $18.5 million at September 30, 2010, an increase of $242,000, or 1.3%, from June 30, 2010. The increase was due to net earnings of $414,000, $6,000 from a stock option exercise, and partially offset by dividends of $172,000 and decreases in the unrealized gain on securities designated as available for sale of $5,000.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

General

The Corporation’s net earnings totaled $414,000 for the three months ended September 30, 2010, an increase of $242,000, or 140.7%, from the net earnings of $172,000 recorded in the comparable period in 2009. The increase in net earnings resulted from increases of $297,000, or 19.3% in net interest income and $174,000, or 84.1%, in noninterest income, which were partially offset by increases of $105,000, or 129.6%, in the provision for losses on loans and $125,000, or 138.9%, in federal income tax expense.

Net Interest Income

The Bank experienced a favorable trend in net interest income this quarter as a result of its prior efforts to grow assets in its new market in Holmes county and the favorable re-pricing of a large block of time deposits. Total interest income increased $158,000, or 6.2%, to $2.7 million for the three months ended September 30, 2010, compared to the same period in 2009. The increase was due primarily to increases in average balances outstanding across all categories of interest earning assets and decreased costs of liabilities. Interest income on loans increased by $153,000, or 6.2%, due to an increase of $18.5 million, or 11.3%, in the average loan portfolio balance outstanding which was offset by a 27 basis point decrease in yield. Interest income on investment securities increased by $8,000, or 16.3%, to $57,000 due to a 20 basis point increase in yield and a $510,000, or 7.6%, increase in the average balance outstanding. Interest income on interest bearing deposits decreased $2,000, or 6.45%, to a total of $29,000 for the three-months ended September 30, 2010, due to a $4.3 million, or 40.6%, decrease in the average balance outstanding, which was partially offset by a 68 basis point increase in yield. Interest income on mortgage-backed securities decreased by $1,000, or 33.3%, due to a decrease of $21,000, or 7.2%, in the average balance outstanding and a 129 basis point decrease in yield.

Total interest expense decreased by $139,000, or 13.9%, to $864,000 for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. Interest expense on deposits decreased by $133,000, or 15.8%, due to a 51 basis point decrease in the average cost of deposits, to 1.65% for the 2010 period, which was partially offset by a $16.1 million, or 10.3%, increase in the average balance outstanding. Interest expense on borrowings decreased by $6,000, or 3.8%, due to a $155,000, or 1.1%, decrease in the average balance outstanding, and a 12 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $297,000, or 19.3%, for the three months ended September 30, 2010, compared to the same period in 2009. The interest rate spreads were 3.62% and 3.23%, and the net interest margins were 3.72% and 3.38%, for the three-month periods ended September 30, 2010 and 2009, respectively.

Provision for Losses on Loans

The Corporation recorded a $186,000 provision for losses on loans during the three months ended September 30, 2010, and a $81,000 provision for the comparable quarter in 2009. The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions. Net charge-offs were $77,000 for the quarter ended September 30, 2010 and $51,000 for the comparable quarter in 2009. The allowance for losses on loans as a percentage of loans receivable increased to 1.15% for September 30, 2010 compared to 1.10% at June 30, 2010. Although management believes that the provision was adequate at September 30, 2010, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009 (continued)

Noninterest Income

Noninterest income totaled $381,000 for the three months ended September 30, 2010, an increase of $174,000, or 84.1%, from the 2009 total. Net gain on sale of loans increased by $189,000, or 266.2%, to $260,000 for the three months ended September 30, 2010, compared to $71,000 for the three months ended September 30, 2009. The increase in gain on sale of loans resulted from management’s efforts to utilize its strong mortgage banking unit during this time of significantly increased loan refinancing demand. This demand resulted in increased sales into the secondary mortgage market of newly originated loans and refinanced loans as a result of the prevailing low interest rate environment. Service charges on deposit accounts increased by $15,000, or 19.0%, to $94,000 for the three months ended September 30, 2010, compared to $79,000 for the same period in 2009. Mortgage servicing revenue decreased $28,000 in 2010 compared to the same period in 2009, due to greater amortization expense and a smaller recovery of servicing rights fair value. The greater amortization expense partially resulted from the refinancing of older loans with greater original servicing rights valuation. The smaller recovery of servicing rights fair value primarily resulted from the slowing of declining interest rates.

Noninterest Expense

Noninterest expense totaled $1.4 million for the three months ended September 30, 2010, a decrease of $1,000, or .1%, compared to the same period in 2009. The decrease in noninterest expense includes decreases of $20,000, or 37.0%, in postage and stationary supplies, $14,000, or 26.4%, in advertising, $14,000, in loss on sale of real estate owned, $13,000, or 19.4%, in professional and consulting fees, $5,000, or 7.4%, in FDIC insurance expense, $4,000, or 6.9% in checking account maintenance expense and $1,000, or 2.5%, in ATM processing, which were offset by increases of $41,000, or 6.8%, in employee and director compensation and benefits, $23,000, or 18.6%, in occupancy and equipment expense, $5,000, or 2.9%, in other operating expense and $2,000, or 2.2%, in data processing. The increase in employee compensation was due to additional staffing to expand commercial loan production operations and normal merit increases. The increase in occupancy and equipment expense primarily resulted from full operation of the Berlin office in the first quarter of 2010 as opposed to partial operations in the first quarter of 2009.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $215,000 for the three months ended September 30, 2010, an increase of $125,000, or 138.9%, over the same period in 2009. The increase resulted from a $367,000, or 140.1%, increase in earnings before taxes. The Corporation’s effective tax rates were 34.2% and 34.4%, for the three-month periods ended September 30, 2010 and 2009, respectively.

ITEM 3:    Quantitative and Qualitative Disclosures About Market Risk

Not required.

ITEM 4:    Controls and Procedures

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

(a)

During the quarter ended September 30, 2010, the Corporation issued a total of 750 unregistered shares upon the exercise of stock options for an aggregate purchase price of $6,281. The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

	(b)	None

	(c)	None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	(Removed and Reserved)

Not applicable

ITEM 5.	Other Information

On October 19, 2010, the Corporation held its 2010 Annual Meeting of Shareholders (the “Annual Meeting”) for the purpose of considering and voting upon the following matters, each of which was described in the Company’s proxy statement for the Annual Meeting:

All of the directors nominated were reelected to terms expiring in 2012 by the following votes:

		For	Withheld Broker	Non-Votes
	David W. Kaufman	499,084	47,167	284,103
	Enos L. Loader	539,595	6,656	284,103
	Robert D. Sensel	539,695	6,556	284,103

Richard A. Brinkman, Stephen G. Clinton and Leonard L. Gundy each continued to serve as a director of the Corporation for terms expiring in 2011.

Additionally, the selection of Crowe Horwath LLP as the Corporations’ independent registered public accounting firm for the 2011 fiscal year was ratified by the following vote.

	Votes For	Votes Against	Abstentions	Broker Non-Votes
	824,841	60	5,453	—

ITEM 6.	Exhibits

	31.1	Section 302 Chief Executive Officer certification
	31.2	Section 302 Chief Financial Officer certification
	32.1	Section 906 Chief Executive Officer certification
	32.2	Section 906 Chief Financial Officer certification

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	November 15, 2010	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	November 15, 2010	By:	/s/ Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer