Form 10-Q
period 2010-12-31
FFD FINANCIAL CORP/OH
filed 2011-02-14
CIK 1006177

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2010

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of	(IRS Employer Identification No.)
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

February 11, 2011 – 1,011,596 common shares, no par value

INDEX

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

December 31,		June 30,
	2010	2010
ASSETS	(Unaudited)

Cash and due from financial institutions	$ 1,129	$ 1,138
Interest-bearing deposits in other financial institutions, including overnight deposits	12,069	7,896
Cash and cash equivalents	13,198	9,034

Investment securities available for sale	5,843	8,040
Mortgage-backed securities available for sale	207	216
Mortgage-backed securities held to maturity, fair value of $55 at December 31, 2010 and $57 at June 30, 2010	55	57
Loans receivable – net of allowance of $2,431 and $1,993	180,646	178,837
Loans held for sale	1,004	1,377
Premises and equipment, net	3,859	3,955
Federal Home Loan Bank of Cincinnati stock, at cost	2,422	2,422
Loan servicing rights	719	655
Accrued interest receivable	532	556
Prepaid expenses and other assets	713	1,316

Total assets	$209,198	$206,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$ 14,732	$ 13,257
Interest bearing	159,791	158,082
Total deposits	174,523	171,339
Federal Home Loan Bank advances	13,417	13,699
Other borrowed funds	630	630
Accrued interest payable	124	145
Accrued and deferred federal income tax	109	170
Other liabilities	1,838	2,187
Total liabilities	190,641	188,170

Commitments and contingent liabilities	—	—

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	—	—
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	—	—
Additional paid-in capital	8,334	8,334
Retained earnings	16,409	16,022
Accumulated comprehensive income (loss), net	(102)	29
Treasury stock, at cost (443,154 and 443,904 treasury shares at December 31, 2010 and June 30, 2010, respectively)	(6,084)	(6,090)
Total shareholders’ equity	18,557	18,295

Total liabilities and shareholders’ equity	$209,198	$206,465

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

(In thousands, except per share data)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009
Interest income
Loans, including fees	$2,616	$2,426	$5,227	$4,884
Mortgage-backed securities	4	2	6	5
Investment securities	40	73	97	122
Interest-bearing deposits and other	28	28	57	59
	2,688	2,529	5,387	5,070

Interest expense
Deposits	594	817	1,304	1,660
Borrowings	152	155	306	315
	746	972	1,610	1,975

Net interest income	1,942	1,557	3,777	3,095

Provision for losses on loans	346	86	532	167

Net interest income after provision for losses on loans	1,596	1,471	3,245	2,928

Noninterest income
Net gain on sale of loans	275	99	535	170
Mortgage servicing (loss)	(65)	(38)	(65)	(10)
Service charges on deposit accounts	86	77	180	156
Other	31	27	58	56
	327	165	708	372

Noninterest expense
Employee and director compensation and benefits	626	625	1,269	1,227
Occupancy and equipment	141	142	288	266
Franchise taxes	67	57	124	115
FDIC Insurance Premiums	61	51	124	119
Data processing	87	95	180	186
ATM processing	33	25	72	65
Professional and consulting fees	81	68	135	135
Postage and stationery supplies	51	47	85	101
Advertising	51	31	90	84
Checking account maintenance expense	55	57	109	115
Loss on sale of real estate owned	—	1	—	15
Other	186	181	364	354
	1,439	1,380	2,840	2,782

Income before income taxes	484	256	1,113	518

Income tax expense	167	89	382	179

Net Income	$ 317	$ 167	$ 731	$ 339

Earnings per share
Basic	$ .31	$ .17	$ .72	$ .34

Diluted	$ .31	$ .16	$ .72	$ .33

Dividends declared per share	$ .17	$ .17	$ .34	$ .34

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009

Net income	$ 317	$167	$ 731	$339

Other comprehensive income (loss), net of related tax effects: Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(64), $(39), $(67) and $4, during the respective periods	(126)	(75)	(131)	8

Comprehensive income	$ 191	$ 92	$ 600	$347

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2010 and 2009

(In thousands)

(Unaudited)

	2010	2009

Cash flows from operating activities:
Net cash from operating activities	$ 5,949	$ (837)

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(8,000)	(4,000)
Proceeds from maturities/calls of investment securities designated available for sale	6,000	—
Principal repayments on mortgage-backed securities	11	12
Loan originations and payments, net	(2,343)	(9,364)
Proceeds from participation loan sales to other financial institutions	—	1,000
Additions to premises and equipment	(35)	(562)
Proceeds from the sale of real estate owned	18	132
Net cash from investing activities	(4,349)	(12,782)

Cash flows financing activities:
Net change in deposits	3,184	10,325
Repayments of Federal Home Loan Bank advances	(282)	(316)
Net change in other borrowed funds	—	(370)
Proceeds from exercise of stock options	6	12
Cash dividends paid	(344)	(344)
Net cash from financing activities	2,564	9,307

Net change in cash and cash equivalents	4,164	(4,312)

Beginning cash and cash equivalents	9,034	13,755

Ending cash and cash equivalents	$13,198	$ 9,443

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$ 375	$ 255

Interest paid	$ 1,631	$ 1,992

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$ 18	$ 179

The accompanying notes are an integral part of these statements.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six-and three-month periods ended December 31, 2010 and 2009

1.    Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles. Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2010, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank. All significant intercompany items have been eliminated.

3.    Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period. Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans. Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for each of the three and six months ended December 31, 2010 and 2009 because they were antidilutive. The computations are as follows:

	For the three months ended December 31,		For the six months ended December 31,
	2010	2009	2010	2009

Weighted-average common shares outstanding (basic)	1,011,596	1,010,951	1,011,519	1,010,426
Dilutive effect of assumed exercise of stock options	2,574	3,249	2,585	3,122
Weighted-average common shares outstanding (diluted)	1,014,170	1,014,200	1,014,104	1,013,548

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

4.    Stock Option Plan (continued)

A summary of the activity in the Plan for the six months ended December 31, 2010 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	19,570	$11.56
Granted	—	—
Exercised	(750)	8.38
Forfeited or expired	—	—
Outstanding at end of period	18,820	$11.68	2.1 yrs	$50,281

Exercisable at end of period	18,820	$11.68	2.1 yrs	$50,281

Options available for grant	—

Information related to the Plan during the six months ended December 31, 2010 and 2009 follows:

	2010	2009

Intrinsic value of options exercised	$4,406	$ 5,000
Cash received from options exercised	6,281	12,000
Tax benefit from options exercised	—	—

A summary of the activity in the year ended June 30, 2010 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	22,210	$11.28
Granted	—	—
Exercised	(2,640)	9.20
Forfeited or expired	—	—
Outstanding at end of period	19,570	$11.56	2.5 yrs	$58,858

Exercisable at end of period	19,570	$11.56	2.5 yrs	$58,858

Options available for grant	—

Information related to the Plan for the year ended June 30, 2010 follows:

Intrinsic value of options exercised	$13,000
Cash received from options exercised	24,000
Tax benefit from options exercised	—

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

5.    Loans

Loans at period end and year end were as follows:

	December 31, 2010	June 30, 2010
	(in thousands)
Residential real estate
One- to four-family	$ 67,909	$ 68,171
Multi-family	7,355	8,328
Nonresidential real estate and land	83,176	80,066
Commercial loans – secured	18,817	20,056
Commercial loans – unsecured	94	101
Consumer and other loans	6,267	6,048
	183,618	182,770

Net deferred loan origination costs	285	269
Undisbursed portion of loans in process	(826)	(2,209)
Allowance for loan losses	(2,431)	(1,993)

Loans, net	$180,646	$178,837

Activity in the allowance for loan losses was as follows:

	Three months ended December 31,		Six months ended December 31,
	2010	2009	2010	2009
	(in thousands)		(in thousands)

Beginning balance	$2,102	$1,724	$1,993	$1,694
Provision for loan losses	346	86	532	167
Loans charged-off	(17)	(11)	(95)	(64)
Recoveries	—	2	1	4
Ending balance	$2,431	$1,801	$2,431	$1,801

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

5.    Loans (continued)

The following table presents the balance in the allowance for loan losses and loan balances by portfolio segment and based on impairment method as of December 31, 2010:

	Consumer and other	Commercial secured and unsecured	Nonresidential real estate and land	Residential real estate	Total
	(in thousands)

Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$ —	$ 23	$ 649	$ 212	$ 884
Collectively evaluated for impairment	289	336	644	278	1,547

Total ending allowance balance	$ 289	$ 359	$ 1,293	$ 490	$ 2,431

Loans
Loans individually evaluated for impairment	$ —	$ 62	$ 1,496	$ 944	$ 2,502
Loans collectively evaluated for impairment	6,308	18,697	81,268	74,302	180,575

Total ending loan balance	$6,308	$18,759	$82,764	$75,246	$183,077

The recorded investment in the aforementioned disclosure and the next several disclosures do not include accrued interest receivable. Management could not breakout accrued interest receivable by segment or class.

Individually impaired loans at period end and year end were as follows:

	December 31, 2010	June 30 2010
	(in thousands)

Period-end impaired loans with no allocated allowance for loan losses	$ —	$ 444
Period-end impaired loans with allocated allowance for loan losses	2,502	3,480

Total	$2,502	$3,924

Amount of the allowance for loan losses allocated	$ 884	$ 582

Period-end impaired loans on nonaccrual	$1,093	$1,822
Period-end impaired loans accruing	1,409	2,102
	$2,502	$3,924

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

5.    Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$ —	$ —	$ —
Multi-family	—	—	—
Nonresidential real estate and land	—	—	—
Commercial loans – secured	—	—	—
Commercial loans – unsecured	—	—	—
Consumer and other loans	—	—	—

With an allowance recorded:
Residential
One- to four-family	$ 944	$ 944	$212
Multi-family	—	—	—
Nonresidential real estate and land	1,496	1,496	649
Commercial loans – secured	62	62	23
Commercial loans – unsecured	—	—	—
Consumer and other loans	—	—	—

Total	$2,502	$2,502	$884

Accrued interest receivable on the recorded investment shown in table above is not included because such interest is not considered material.  Accrued interest receivable for the total loan portfolio is $500,000.

At December 31, 2010 and June 30, 2010, there were no loans past due 90 days still on accrual.

Nonaccrual loans were as follows:

	December 31, 2010	June 30, 2010
	(in thousands)

Residential real estate
One- to four-family	$ 126	$ 210
Multi-family	—	—
Nonresidential real estate and land	1,034	1,783
Commercial loans – secured	—	141
Commercial loans – unsecured	—	—
Consumer and other loans	66	54
	$1,226	$2,188

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

5.    Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$ 673	$359	$ 126	$1,158	$ 66,724	$ 67,882
Multifamily	—	—	—	—	7,363	7,363
Nonresidential real estate and land	473	70	1,034	1,577	81,187	82,764
Commercial loans – secured	40	55	—	95	18,570	18,665
Commercial loans – unsecured	—	—	—	—	94	94
Consumer and other loans	82	24	66	172	6,137	6,309
Total	$1,268	$508	$1,226	$3,002	$180,075	$183,077

At December 31, 2010, one- to four-family, nonresidential real estate and land, and unsecured commercial loans considered to be troubled debt restructurings totaled $1.3 million, $676,000 and $5,000 respectively.

The Corporation categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Corporation analyzes loans individually by classifying the loans as to credit risk. The Corporation uses the following definitions for risk ratings:

Not rated: Loans that are homogeneous one- to four-family real estate loans that have maintained their contractual payments are not analyzed and are classified not rated.

Pass: Loans not meeting the criteria below that are analyzed as part of the above described process are considered to be pass rated loans.

Special mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent of those classified as substandard, with the added characteristic that the weakness make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

5.    Loans (continued)

	Not rated	Pass	Special mention	Substandard	Doubtful
	(in thousands)
Residential real estate
One- to four-family	$65,209	$ —	$1,371	$1,302	$ —
Multifamily	—	6,813	504	46	—
Nonresidential real estate and land	—	80,978	312	573	901
Commercial loans – secured	—	18,522	87	56	—
Commercial loans – unsecured	—	94	—	—	—
Consumer and other loans	6,289	—	6	14	—
Total	$71,498	$106,407	$2,280	$1,991	$901

6.    Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

	December 31, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government agency obligations	$5,999	$ —	$(158)	$5,841
Equity securities	2	—	—	2

Total	6,001	—	(158)	5,843

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	162	3	—	165
Government National Mortgage Association participation certificates	41	1	—	42
Total mortgage-backed securities available for sale	203	4	—	207

Total	$6,204	$ 4	$(158)	$6,050

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

6.    Securities (continued)

	June 30, 2010
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government agency obligations	$7,997	$ 41	$ —	$8,038
Equity securities	2	—	—	2

Total	7,999	41	—	8,040

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	168	2	—	170
Government National Mortgage Association participation certificates	45	1	—	46
Total mortgage-backed securities available for sale	213	3	—	216

Total	$8,212	$ 44	$ —	$8,256

All mortgage backed securities held by the Corporation at December 31, 2010 and June 30, 2010 had underlying collateral of residential real estate.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	December 31, 2010
	Carrying amount	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
Federal Home Loan Mortgage Corporation participation certificates	$55	$ —	$ —	$ 55
Total mortgage-backed securities held to maturity	$55	$ —	$ —	$ 55

	June 30, 2010
	Carrying amount	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
Federal Home Loan Mortgage Corporation participation certificates	$57	$ —	$ —	$ 57
Total mortgage-backed securities held to maturity	$57	$ —	$ —	$ 57

No securities were sold during the three or six months ended December 31, 2010 or 2009.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

6.    Securities (continued)

The fair value of debt securities and carrying amount, if different, at December 31, 2010 by contractual maturity were as follows. Mortgage-backed securities not due at a single maturity date are shown separately. Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying amount	Fair value	Amortized cost	Fair value
	(in thousands)
Due in one year or less	$—	$ —	$ —	$ —
Due from one to five years	—	—	—	—
Due from five to ten years	—	—	3,999	3,895
Due after ten years	—	—	2,000	1,946
Mortgage-backed	55	55	203	207
Total	$55	$55	$6,202	$6,048

Securities pledged to secure public deposits at December 31, 2010, and June 30, 2010, had carrying amounts of $4.9 million and $5.3 million, respectively.

At December 31, 2010, and June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows. There were no securities with unrealized losses at June 30, 2010.

December 31, 2010

	Less than 12 months		12 months or more		Total
Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)
U.S. Government agency obligations	$5,841	$(158)	$ —	$ —	$5,841	$(158)

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

7.    Recent Accounting Developments (continued)

On July 21, 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this statement, allowance for credit losses and fair value are to be disclosed by portfolio segment, while credit quality information, impaired financing receivables and nonaccrual status are to be presented by class of financing receivable. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. See Note 5 - Loans.

8.    Fair Value Measurement

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

8.    Fair Value Measurement (continued)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and result in a Level 3 classification.

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using
	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U.S. government agency obligations	$5,841	$ —	$5,841	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association participation certificates-residential	165	—	165	—
Government National Mortgage Association participation certificates-residential	42	—	42	—
Total securities available for sale	$6,050	$ 2	$6,048	$ —

		Fair Value Measurements at June 30, 2010 Using
	Carrying amount	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
			(in thousands)
Assets:
Available for sale securities
U.S. government agency obligations	$8,038	$ —	$8,038	$ —
Equity securities	2	2	—	—
Federal National Mortgage Association participation certificates-residential	170	—	170	—
Government National Mortgage Association participation certificates-residential	46	—	46	—
Total securities available for sale	$8,256	$ 2	$8,254	$ —

All mortgage backed securities held by the Corporation at December 31, 2010 and June 30, 2010, had underlying collateral of residential real estate.

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

8.    Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at December 31, 2010 Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$561	—
Impaired loans, net of allowance	—	—	$1,618

The following represent impairment charges recognized during the three and six months ended December 31, 2010:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $561,000, resulting in a valuation allowance of $112,000. A net charge of $24,000 and $4,000 was included in earnings for the three and six months ending December 31, 2010. Servicing rights totaling $158,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.5 million, with a valuation allowance of $884,000, resulting in an additional provision for loan losses of $269,000 and $375,000 for the three and six months ended December 31, 2010.

	Fair Value Measurements at June 30, 2010 Using
	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
		(in thousands)
Assets:
Loan servicing rights	—	$209	—
Impaired loans, net of allowance	—	—	$2,898

The following represent impairment charges recognized during the year ended June 30, 2010:

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

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2010 and 2009

8.    Fair Value Measurement (continued)

The carrying amounts and estimated fair values of financial instruments were as follows at the end of the periods shown:

	December 31, 2010		June 30, 2010
	Carrying amount	Fair value	Carrying amount	Fair value
	(in thousands)
Financial assets
Cash and cash equivalents	$ 13,198	$ 13,198	$ 9,034	$ 9,034
Investment Securities	5,843	5,843	8,040	8,040
Mortgage-backed securities	262	262	273	273
Loans, net, including loans held for sale	181,650	181,694	180,214	183,277
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	532	532	556	556

Financial liabilities
Deposits	$(174,523)	$(171,573)	$(171,339)	$(172,763)
Federal Home Loan Bank advances	(13,417)	(14,206)	(13,699)	(14,585)
Other borrowed funds	(630)	(630)	(630)	(630)
Accrued interest payable	(124)	(124)	(145)	(145)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the value for cash and cash equivalents and the estimated fair value for accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk. Fair value of debt is based on current rates for similar financing. It was not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. The fair value of off-balance-sheet items is not considered material.

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

Business Overview

The Corporation is a unitary savings and loan holding company incorporated in Ohio in 1996. Its primary business is the operation of the Bank, its principal subsidiary. The Bank is a federally chartered savings association established in 1898.

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Its business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, and online internet banking. It attracts deposits from the general public and uses the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans, vehicle loans, boat loans and home equity lines of credit. The majority of its customers are consumers and small businesses.

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

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at December 31, 2010. Management is not aware of any matters occurring subsequent to December 31, 2010 that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at December 31, 2010.

	Actual		Required for capital adequacy purposes		To be well capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
Total capital to risk weighted assets	$20,320	11.3%	$14,428	8.0%	$18,036	10.0%

Tier 1 (core) capital to risk weighted assets	18,774	10.4%	7,214	4.0%	10,821	6.0%

Tier 1 (core) capital to Adjusted assets	18,774	9.0%	8,371	4.0%	10,463	5.0%

Tangible capital (to adjusted total assets)	18,774	9.0%	3,139	1.5%	N/A	N/A

General

The Bank’s primary market area fares reasonably well compared to the State of Ohio’s unemployment rate of 9.6% for December 2010. Tuscarawas County posted a 9.8% rate and Holmes County’s unemployment rate is 6.4%, the lowest in the state. Housing sales improved slightly in 2010 from 2009, but it is unclear how much the tax incentive spurred home sales. Generally residential real estate sales and construction remain relatively soft. The Bank is continuing to work on finding efficiencies and is evaluating all of its data processing contracts. This project is expected to continue through the calendar year end 2011. Anecdotal conversation with most business customers indicate improved economic activity but business owners remain cautiously optimistic. Consequently, commercial loan demand remains soft.

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

Many provisions of the Dodd-Frank Act will not be implemented immediately and will require interpretation and extensive rule making by federal regulators. The Corporation is closely monitoring all relevant sections of the Dodd-Frank Act to ensure continued compliance with laws and regulations.

Management’s Discussion and Analysis represents a review of the Corporation’s consolidated financial condition and results of operations. This review should be read in conjunction with the Corporation’s Consolidated Financial Statements and related notes.

Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010

The Corporation’s total assets at December 31, 2010, were $209.2 million, a $2.7 million, or 1.3%, increase from the total at June 30, 2010.

Cash and cash equivalents totaled $13.2 million at December 31, 2010, an increase of $4.2 million, or 46.1%, from the total at June 30, 2010. Investment securities totaled $5.8 million at December 31, 2010, a $2.2 million, or 27.3%, decrease from the total at June 30, 2010, resulting from calls of investment securities, which were partially offset by purchases. As a result of principal repayments, mortgage-backed securities totaled $262,000 at December 31, 2010, a $11,000, or 4.0%, decrease from the total at June 30, 2010.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010 (continued)

Loans receivable, including loans held for sale, totaled $181.7 million at December 31, 2010, an increase of $1.4 million, or .8%, from the June 30, 2010 total. The portfolio of loans secured by one- to four-family residential real estate decreased by $262,000, or .4%, to $67.9 million at December 31, 2010. Loans secured by nonresidential real estate and land totaled $83.2 million at December 31, 2010, an increase of $3.1 million, or 3.9%, from June 30, 2010. Commercial loans decreased $1.2 million, or 6.2%, from June 30, 2010 to a total of $18.8 million at December 31, 2010. Loan originations during the period totaling $59.7 million were substantially offset by principal repayments of $57.5 million, adjustments to the allowance for loan losses and net unamortized fees and costs. During the six-month period ended December 31, 2010, loan originations were comprised of $40.3 million of one- to four-family residential real estate loans, $12.5 million of nonresidential real estate loans, $2.3 million of consumer loans, $4.4 million of commercial loans, and $250,000 of multifamily real estate loans. Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses. The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $2.4 million at December 31, 2010, an increase of $438,000, or 22.0%, from June 30, 2010, and represented 1.33% of total loans and 1.10% of total loans at those dates, respectively. The increase resulted from a provision of $532,000, and recoveries of $1,000, which were partially offset by charge-offs of $95,000. Management increased the allowance for loan losses despite the improvements over the six-month period in reducing impaired loans and nonaccruing loans. Of the $532,000 provision increase, $375,000 was recorded to the specific reserve account, with $214,000 for one large non-performing commercial loan. Nonaccrual loans were $1.2 million at December 31, 2010 and $2.2 million at June 30, 2010, which represented .67% and 1.21% of total loans at those respective dates. Non-accruing non-residential real estate and land mortgage loans decreased by $749,000, one- to four-family properties secured by first liens decreased by $84,000, secured commercial loans decreased by $141,000, consumer and other loans increased by $12,000 and unsecured commercial loans did not change. The decrease in non-accruing non-residential real estate and land loans was partially due to the favorable resolution, resulting in no loss, of a large non-performing loan during the six-month period. Delinquent loans to total loans were 1.65% at December 31, 2010 and 2.34% at June 30, 2010, due to decreases in non-residential properties delinquent 90 days or more days, and one- to four-family properties secured by first liens delinquent 30 to 89 days. At December 31, 2010, there were no loans past due over 90 days and still on accrual. Although the Corporation experienced decreases in nonaccrual and delinquent loans from June 30, 2010 to December 31, 2010, general economic conditions remain uncertain and there can be no assurance that increases will not occur in future periods. The composition of the loan portfolio remained relatively the same from June 30, 2010 to December 31, 2010. Residential real estate, one- to four-family and multifamily and nonresidential real estate and land loans make up most of the portfolio. Impaired loan balances were $2.5 million with an allowance of $884,000 and $3.9 million with an allowance of $582,000 at December 31, 2010 and June 30, 2010, respectively. Although management believes that the allowance for loan losses at December 31, 2010, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010 (continued)

Prepaid expenses and other assets totaled $713,000 at December 31, 2010, a $603,000, or 45.8%, decrease from the June 30, 2010 balance of $1.3 million. $360,000 of the decrease resulted from the allocation from the Small Business Administration on a loan guarantee. The amortization of prepaid franchise tax of $124,000 and FDIC insurance premiums of $110,000 accounted for the remaining portion of the decrease, and were partially offset by additional prepaid expenses in other operating accounts.

Deposits totaled $174.5 million at December 31, 2010, a $3.2 million, or 1.9%, increase from total deposits at June 30, 2010. This growth resulted in increases in interest bearing deposits of $1.7 million, or 1.1%, and in non-interest bearing deposits of $1.5 million, or 11.1%. FHLB advances decreased 2.1% from $13.7 million at June 30, 2010 to $13.4 million at December 31, 2010. Other borrowed money, consisting of a line of credit with another financial institution, was unchanged with an outstanding balance of $630,000 at both June 30, 2010 and December 31, 2010.

Other liabilities totaled $1.8 million at December 31, 2010, a $349,000, or 16.0%, decrease from June 30, 2010. The decrease was primarily due to decreases of $193,000 in custodial payments in process accounts, $62,000 in accrued compensation, and $84,000 in accrued bonuses.

Shareholders’ equity totaled $18.6 million at December 31, 2010, an increase of $262,000, or 1.4%, from June 30, 2010. This increase was primarily attributable to net earnings of $731,000 and stock option exercises of $6,000, which were partially offset by dividend payments of $344,000 and an increase in accumulated other comprehensive loss of $131,000, primarily due to the mark-to-market of available for sale investments.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2010 and 2009

General

The Corporation’s net earnings totaled $731,000 for the six months ended December 31, 2010, an increase of $392,000, or 115.6%, from the net earnings of $339,000 recorded in the comparable period in 2009. The increase in net earnings resulted from increases of $682,000, or 22.0%, in net interest income and $336,000, or 90.3%, in noninterest income, which were partially offset by increases of $365,000, or 218.6%, in the provision for losses on loans, $58,000, or 2.1%, in noninterest expenses and $203,000, or 113.4%, in the provision for federal income taxes.

Net Interest Income

The Bank experienced a favorable trend in net interest income over the six-month period as a result of its prior efforts to grow assets in its new market in Holmes County and the favorable re-pricing of a large block of time deposits. Total interest income increased $317,000, or 6.3%, to $5.4 million for the six months ended December 31, 2010, compared to the same period in 2009. The increase was due primarily to increases in the average balances of loans receivable, and decreases in the average balances and costs of interest bearing liabilities, which were partially offset by a decrease in yield on investments. Interest income on loans increased by $343,000, or 7.0%, due to an increase of $17.5 million, or 10.5%, in the average loan portfolio balance outstanding which was offset by a 19 basis point decrease in yield. Interest income on investment securities decreased by $25,000, or 20.5%, to $97,000 due to a nine basis point decrease in yield and a $1.4 million, or 17.5%, decrease in the average balance outstanding.

Total interest expense decreased by $365,000, or 18.5%, to $1.6 million for the six months ended December 31, 2010, compared to the 2009 period. Interest expense on deposits decreased by $356,000, or 21.4%, due to a 58 basis point decrease in the average cost of deposits, to 1.50% for the 2010 period, which was partially offset by a $13.9 million, or 8.7%, increase in the average balance outstanding. Interest expense on borrowings decreased by $9,000, or 2.9%, due to a $23,000, or .2%, decrease in the average balance outstanding, and a 12 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $682,000, or 22.0%, for the six months ended December 31, 2010, compared to the same period in 2009. The interest rate spreads were 3.71% and 3.21%, and the net interest margins were 3.81% and 3.35%, for the six-month periods ended December 31, 2010 and 2009, respectively. The increase in the interest rate spread and net interest margin have been the result of deposits continuing to re-price downward with balances growing at lower cost to fund loan growth and provide an incremental increase in net interest income.

Provision for Losses on Loans

The Corporation recorded a $532,000 provision for losses on loans during the six months ended December 31, 2010, and a $167,000 provision for the comparable six months in 2009. The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions. $214,000 of the provision was taken specifically due to concerns over one large non-performing commercial real estate loan participation. Net charge-offs were $94,000 for the six months ended December 31, 2010 and $60,000 for the comparable six months in 2009. The allowance for losses on loans as a percentage of loans receivable increased to 1.33% for December 31, 2010 compared to 1.10% at June 30, 2010. Although management believes that the provision was adequate at December 31, 2010, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2010 and 2009 (continued)

Noninterest Income

Noninterest income totaled $708,000 for the six months ended December 31, 2010, an increase of $336,000, or 90.3%, from the 2009 total. Net gain on sale of loans increased by $365,000, or 214.7%, to $535,000 for the six months ended December 31, 2010, compared to $170,000 for the 2009 period. The increase in gain on sale of loans resulted from increased loan refinancing demand. This demand resulted in increased sales into the secondary mortgage market of newly originated loans and refinanced loans as a result of the prevailing low interest rate environment. Service charges on deposit accounts increased by $24,000, or 15.4%, to $180,000 for the six months ended December 31, 2010, compared to $156,000 for the same period in 2009. Mortgage servicing revenue decreased $55,000 in 2010 compared to the same period in 2009, due to greater amortization expense and a charge to servicing rights fair value in the six months ended December 31, 2010 versus a recovery in the six months ended December 31, 2009. The greater amortization expense primarily resulted from the refinancing of seasoned loans. The fair value charge resulted from increased prepayment speeds due to declining interest rates.

Noninterest Expense

Noninterest expense totaled $2.8 million for the six months ended December 31, 2010, an increase of $58,000, or 2.1%, compared to the same period in 2009. The increase in noninterest expense includes increases of $42,000, or 3.4%, in employee compensation and benefits, $22,000, or 8.3%, in occupancy and equipment expense, $10,000, or 2.8%, in other operating expense, $9,000, or 7.8%, in franchise tax, $7,000, or 10.8%, in ATM processing, $6,000, or 7.1%, in advertising, $5,000, or 4.2%, in FDIC insurance expense, which were offset by decreases of $16,000, or 15.8%, in postage and stationary supplies, $15,000 in loss on sale of real estate owned, $6,000, or 3.2%, in data processing and $6,000, or 5.2%, in checking account maintenance expense. The increase in employee compensation was due to additional staffing to expand loan production operations and normal merit increases. The increase in occupancy and equipment expense primarily resulted from full operation of the Berlin office in the first six months of 2010 as opposed to partial operations in the first six months of 2009. Portions of the increase in noninterest expense in advertising, postage and stationary supplies, occupancy and equipment expense and data processing were also the result of opening and marketing the new Berlin office.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $382,000 for the six months ended December 31, 2010, an increase of $203,000, or 113.4%, over the same period in 2009. The increase resulted from a $595,000, or 114.9%, increase in earnings before taxes. The Corporation’s effective tax rates were 34.3% and 34.6%, for the six-month periods ended December 31, 2010 and 2009, respectively.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

General

The Corporation’s net earnings totaled $317,000 for the three months ended December 31, 2010, an increase of $150,000, or 89.8%, from the net earnings of $167,000 recorded in the comparable period in 2009. The increase in net earnings resulted from increases of $385,000, or 24.7% in net interest income and $162,000, or 98.2%, in noninterest income, which were partially offset by increases of $260,000, or 302.3%, in the provision for losses on loans, $59,000, or 4.28%, in noninterest expense and $78,000, or 87.6%, in federal income tax expense.

Net Interest Income

The Bank experienced a favorable trend in net interest income this quarter as a result of its prior efforts to grow assets in its new market in Holmes County and the favorable re-pricing of a large block of time deposits. Total interest income increased $159,000, or 6.3%, to $2.7 million for the three months ended December 31, 2010, compared to the same period in 2009. The increase was due primarily to increases in the average balances of loans receivable and were partially offset by decreases in the average balances of investment securities and mortgage backed securities and decreased costs of liabilities. Interest income on loans increased by $190,000, or 7.8%, due to an increase of $16.7 million, or 10.0%, in the average loan portfolio balance outstanding which was offset by a 11 basis point decrease in yield. Interest income on investment securities decreased by $33,000, or 45.2%, to $40,000 due to a 52 basis point decrease in yield and a $3.0 million, or 32.4%, decrease in the average balance outstanding.

Total interest expense decreased by $226,000, or 23.3%, to $746,000 for the three months ended December 31, 2010, compared to the three months ended December 31, 2009. Interest expense on deposits decreased by $223,000, or 27.3%, due to a 64 basis point decrease in the average cost of deposits, to 1.37% for the 2010 period, which was partially offset by a $11.3 million, or 7.0%, increase in the average balance outstanding. Interest expense on borrowings decreased by $3,000, or 1.9%, due to a $192,000, or 1.4%, decrease in the average balance outstanding, and a 13 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $385,000, or 24.7%, for the three months ended December 31, 2010, compared to the same period in 2009. The interest rate spreads were 3.80% and 3.12%, and the net interest margins were 3.89% and 3.32%, for the three-month periods ended December 31, 2010 and 2009, respectively.

Provision for Losses on Loans

The Corporation recorded a $346,000 provision for losses on loans during the three months ended December 31, 2010, and a $86,000 provision for the comparable quarter in 2009. The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions and $214,000 in a specific provision from concerns over one large non-performing commercial real estate loan participation. Net charge-offs were $17,000 for the quarter ended December 31, 2010 and $9,000 for the comparable quarter in 2009. Although management believes that the provision was adequate at December 31, 2010, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2010 and 2009 (continued)

Noninterest Income

Noninterest income totaled $327,000 for the three months ended December 31, 2010, an increase of $162,000, or 98.2%, from the 2009 total. Net gain on sale of loans increased by $176,000, or 177.8%, to $275,000 for the three months ended December 31, 2010, compared to $99,000 for the three months ended December 31, 2009. The increase in gain on sale of loans resulted from management’s efforts to utilize its strong mortgage banking unit during this time of significantly increased loan refinancing demand. This demand resulted in increased sales into the secondary mortgage market of newly originated loans and refinanced loans as a result of the prevailing low interest rate environment. Service charges on deposit accounts increased by $9,000, or 11.7%, to $86,000 for the three months ended December 31, 2010, compared to 2009. Mortgage servicing revenue decreased $27,000 in 2010 compared to the same period in 2009, due to greater amortization expense from the refinancing of seasoned loans with higher value servicing rights.

Noninterest Expense

Noninterest expense totaled $1.4 million for the three months ended December 31, 2010, an increase of $59,000, or 4.3%, compared to the same period in 2009. The increase in noninterest expense includes increases of $20,000, or 64.5%, in advertising, $13,000, or 19.4%, in professional and consulting fees, $10,000, or 17.5%, in franchise tax, $10,000, or 19.6%, in FDIC insurance expense, $8,000, or 32.0%, in ATM processing, $5,000, or 2.8%, in other operating expense, $4,000, or 8.5%, in postage and stationary supplies, $1,000, or .2%, in employee and director compensation and benefits, which were offset by decreases $8,000, or 8.4%, in data processing, $2,000, or 3.5%, in checking account maintenance expense, $1,000, or .7%, in occupancy and equipment expense and $1,000, in loss on sale of real estate owned.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $167,000 for the three months ended December 31, 2010, an increase of $78,000, or 87.6%, over the same period in 2009. The increase resulted from a $228,000, or 89.1%, increase in earnings before taxes. The Corporation’s effective tax rates were 34.5% and 34.8%, for the three-month periods ended December 31, 2010 and 2009, respectively.

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

FFD FINANCIAL CORPORATION

Date:	February 14, 2011	By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	February 14, 2011	By:	/s/ Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer