Form 10-Q
period 2011-03-31
FFD FINANCIAL CORP/OH
filed 2011-05-16
CIK 1006177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐  No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  May 13, 2011 – 1,011,596 common shares, no par value

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	June 30,
ASSETS	2011	2010
	(Unaudited)

Cash and due from financial institutions	$1,312	$1,138
Interest-bearing deposits in other financial institutions, including overnight deposits	14,140	7,896
Cash and cash equivalents	15,452	9,034

Investment securities available for sale	5,819	8,040
Mortgage-backed securities available for sale	203	216
Mortgage-backed securities held to maturity, fair value of $53 at March 31, 2011 and $57 at June 30, 2010	52	57
Loans receivable – net of allowance of $2,473 and $1,993	180,474	178,837
Loans held for sale	-	1,377
Real estate owned, net	86	-
Premises and equipment, net	3,868	3,955
Federal Home Loan Bank of Cincinnati stock, at cost	2,422	2,422
Loan servicing rights	749	655
Accrued interest receivable	509	556
Prepaid expenses and other assets	958	1,316

Total assets	$210,592	$206,465

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$14,283	$13,257
Interest bearing	162,150	158,082
Total deposits	176,433	171,339
Federal Home Loan Bank advances	13,300	13,699
Other borrowed funds	630	630
Accrued interest payable	119	145
Accrued and deferred federal income tax	6	170
Other liabilities	1,387	2,187
Total liabilities	191,875	188,170

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	-	-
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	-	-
Additional paid-in capital	8,334	8,334
Retained earnings	16,585	16,022
Accumulated other comprehensive income (loss), net	(118)	29
Treasury stock, at cost (443,154 and 443,904 treasury shares at March 31, 2011 and June 30, 2010, respectively)	(6,084)	(6,090)
Total shareholders’ equity	18,717	18,295

Total liabilities and shareholders’ equity	$210,592	$206,465

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS
 (In thousands, except per share data)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Interest income
Loans, including fees	$2,509	$2,482	$7,736	$7,366
Mortgage-backed securities	1	2	7	7
Investment securities	35	76	132	198
Interest-bearing deposits and other	30	29	87	88
	2,575	2,589	7,962	7,659
Interest expense
Deposits	542	697	1,846	2,357
Borrowings	148	155	454	470
	690	852	2,300	2,827

Net interest income	1,885	1,737	5,662	4,832

Provision for losses on loans	120	145	652	312

Net interest income after provision for losses on loans	1,765	1,592	5,010	4,520

Noninterest income
Net gain on sale of loans	56	50	591	220
Mortgage servicing revenue (loss), net of amortization and impairment	47	25	(18)	15
Service charges on deposit accounts	84	77	264	233
Other	27	35	85	91
	214	187	922	559
Noninterest expense
Employee and director compensation and benefits	669	614	1,938	1,841
Occupancy and equipment	124	145	412	411
Franchise taxes	61	57	185	172
FDIC insurance premiums	76	63	200	182
Data processing	109	101	289	287
ATM processing	36	35	108	100
Professional and consulting fees	72	62	207	197
Postage and stationery supplies	32	40	117	141
Advertising	40	22	130	106
Checking account maintenance expense	50	60	159	175
Loss on sale of real estate owned	-	14	-	29
Other	182	162	546	516
	1,451	1,375	4,291	4,157

Income before income taxes	528	404	1,641	922

Income tax expense	180	140	562	319

Net Income	$348	$264	$1,079	$603

Earnings per share
Basic	$.34	$.26	$1.07	$.60

Diluted	$.34	$.26	$1.06	$.59

Dividends declared per share	$.17	$.17	$.51	$.51

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Net income	$348	$264	$1,079	$603

Other comprehensive income (loss), net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(8), $45, $(76) and $49, during the respective periods	(16)	86	(147)	94

Comprehensive income	$332	$350	$932	$697

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net cash from operating activities	$6,680	$(393)

Cash flows from investing activities:
Purchase of investment securities designated as available for sale	(8,000)	(4,000)
Proceeds from maturities/calls of investment securities designated
available for sale	6,000	2,000
Principal repayments on mortgage-backed securities	18	17
Loan originations and payments, net	(2,376)	(16,688)
Proceeds from participation loan sales to other financial institutions	-	1,000
Additions to premises and equipment	(107)	(602)
Proceeds from the sale of real estate owned	18	431
Net cash from investing activities	(4,447)	(17,842)

Cash flows financing activities:
Net change in deposits	5,094	10,479
Proceeds from Federal Home Loan Bank advances	-	1,100
Repayments of Federal Home Loan Bank advances	(399)	(469)
Net change in other borrowed funds	-	(170)
Proceeds from exercise of stock options	6	12
Cash dividends paid	(516)	(516)
Net cash from financing activities	4,185	10,436

Net change in cash and cash equivalents	6,418	(7,799)

Beginning cash and cash equivalents	9,034	13,755

Ending cash and cash equivalents	$15,452	$5,956

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$650	$405

Interest paid	$2,326	$2,842

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$104	$339

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine-and three-month periods ended March 31, 2011 and 2010

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2010.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three- and nine-month periods ended March 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying unaudited consolidated financial statements include the accounts of the Corporation, First Federal Community Bank (the “Bank”) and Dover Service Corporation, a wholly owned subsidiary of the Bank.  All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional potential common shares issuable under the Corporation’s stock option plans.  Stock options for 3,500 shares of common stock were not considered in computing diluted earnings per share for each of the three and nine months ended March 31, 2011 and 2010 because they were antidilutive.  The computations are as follows:

	For the three months ended March 31,		For the nine months ended March 31,
	2011	2010	2011	2010

Weighted-average common shares outstanding (basic)	1,011,596	1,011,251	1,011,544	1,010,695
Dilutive effect of assumed exercise of stock options	2,978	2,581	2,718	2,946
Weighted-average common shares outstanding (diluted)	1,014,574	1,013,832	1,014,262	1,013,641

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

4.  Stock Option Plan (continued)

A summary of the activity in the Plan for the nine months ended March 31, 2011 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	19,570	$11.56
Granted	-	-
Exercised	(750)	8.38
Forfeited or expired	-	-
Outstanding at end of period	18,820	$11.68	1.9 yrs	$62,216

Exercisable at end of period	18,820	$11.68	1.9 yrs	$62,216

Options available for grant	-

Information related to the Plan during the nine months ended March 31, 2011 and 2010 follows:

	2011	2010

Intrinsic value of options exercised	$4,406	$5,000
Cash received from options exercised	6,281	12,000
Tax benefit from options exercised	-	-

A summary of the activity in the year ended June 30, 2010 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	22,210	$11.28
Granted	-	-
Exercised	(2,640)	9.20
Forfeited or expired	-	-
Outstanding at end of period	19,570	$11.56	2.5 yrs	$58,858

Exercisable at end of period	19,570	$11.56	2.5 yrs	$58,858

Options available for grant	-

Information related to the Plan for the year ended June 30, 2010 follows:

Intrinsic value of options exercised	$13,000
Cash received from options exercised	24,000
Tax benefit from options exercised	-

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

5.  Loans

Loans at period end and year end were as follows:

	March 31,	June 30,
	2011	2010
	(in thousands)
Residential real estate`
One- to four-family	$68,533	$68,171
Multi-family	7,125	8,328
Nonresidential real estate and land	81,419	80,066
Commercial loans – secured	20,541	20,056
Commercial loans – unsecured	91	101
Consumer and other loans	5,978	6,048
	183,687	182,770

Net deferred loan origination costs	286	269
Undisbursed portion of loans in process	(1,026)	(2,209)
Allowance for loan losses	(2,473)	(1,993)

Loans, net	$180,474	$178,837

Activity in the allowance for loan losses was as follows:

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011.

	Consumer and other	Commercial secured and unsecured	Nonresidential real estate and land	Residential real estate	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$289	$359	$1,293	$490	$-	$2,431
Provision for loan losses	15	17	65	23	-	120
Loans charged-off	(2)	-	(51)	(26)	-	(79)
Recoveries	1	-	-	-	-	1

Ending balance	$303	$376	$1,307	$487	$-	$2,473

	Three months ended March 31,		Nine months ended March 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Beginning balance	$2,431	$1,801	$1,993	$1,694
Provision for loan losses	120	145	652	312
Loans charged-off	(79)	(17)	(174)	(81)
Recoveries	1	4	2	8
Ending balance	$2,473	$1,933	$2,473	$1,933

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

5.  Loans (continued)

The following table presents the balance in the allowance for loan losses and loan balances by portfolio segment and based on impairment method as of March 31, 2011:

	Consumer and other	Commercial secured and unsecured	Nonresidential real estate and land	Residential real estate	Total
	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$-	$22	$668	$184	$874
Collectively evaluated for impairment	303	354	639	303	1,599

Total ending allowance balance	$303	$376	$1,307	$487	$2,473

Loans
Loans individually evaluated for impairment	$-	$60	$1,457	$918	$2,435
Loans collectively evaluated for impairment	6,018	20,027	79,769	74,698	180,512

Total ending loan balance	$6,018	$20,087	$81,226	$75,616	$182,947

The recorded investment in the aforementioned disclosure and the next several disclosures do not include accrued interest receivable.  Management could not breakout accrued interest receivable by segment or class.

Individually impaired loans at period end and year end were as follows:

	March 31,	June 30,
	2011	2010
	(in thousands)
Period-end impaired loans with no allocated allowance for loan losses	$-	$444
Period-end impaired loans with allocated allowance for loan losses	2,435	3,480

Total	$2,435	$3,924

Amount of the allowance for loan losses allocated	$874	$582

Period-end impaired loans on nonaccrual	$1,230	$1,822
Period-end impaired loans accruing	1,205	2,102
	$2,435	$3,924

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

5.  Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized	Cash Basis interest recognized
(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$-	$-	$-	$-	$-	$-
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	-	-	-	-	-	-
Commercial loans - secured	-	-	-	-	-	-
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

With an allowance recorded:
Residential
One- to four-family	$918	$918	$184	$932	$13	$13
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	1,457	1,457	668	1,458	9	9
Commercial loans - secured	60	60	22	61	1	1
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-

Total	$2,435	$2,435	$874	$2,451	$23	$23

Accrued interest receivable related to the recorded investment shown in table above is not included because such interest is not considered material.  Accrued interest receivable for the total loan portfolio is $492,000.

At March 31, 2011 and June 30, 2010, there were no loans past due 90 days still on accrual.

Nonaccrual loans were as follows:

	March 31, 2011	June 30, 2010
	(in thousands)
Residential real estate
One- to four-family	$373	$210
Multi-family	-	-
Nonresidential real estate and land	976	1,783
Commercial loans – secured	-	141
Commercial loans – unsecured	-	-
Consumer and other loans	10	54
	$1,359	$2,188

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

5.  Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of March 31, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$615	$406	$76	$1,097	$67,385	$68,482
Multifamily	-	-	-	-	7,134	7,134
Nonresidential real estate and land	128	62	915	1,105	80,121	81,226
Commercial loans – secured	101	53	-	154	19,842	19,996
Commercial loans – unsecured	-	-	-	-	91	91
Consumer and other loans	68	1	10	79	5,939	6,018

Total	$912	$522	$1,001	$2,435	$180,512	$182,947

At March 31, 2011, one- to four-family, nonresidential real estate and land, and unsecured commercial loans considered to be troubled debt restructurings totaled $1.2 million, $536,000 and $5,000, respectively.

The Corporation has allocated $ 143,000 and $ 79,000 of specific reserves to borrowers whose loan terms have been modified in trouble debt restructurings as of March 31, 2011 and June 30, 2010, respectively.  The Corporation has not committed to lend additional amounts as of March 31, 1011 and December 31, 2010.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Corporation analyzes loans individually by classifying the loans as to credit risk.  The Corporation uses the following definitions for risk ratings:

Not rated: Loans that are homogeneous one- to four-family real estate loans that have maintained their contractual payments and are not analyzed.

Pass:  Loans that are analyzed but that do not meet the criteria below.

Special mention:  Loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard:  Loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans that have all the weaknesses inherent of those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

5.  Loans (continued)

	Not rated	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$65,886	$-	$1,667	$929	$-	$68,482
Multifamily	-	7,087	47	-	-	7,134
Nonresidential real estate and land	-	79,446	371	508	901	81,226
Commercial loans – secured	-	19,853	143	-	-	19,996
Commercial loans – unsecured	-	91	-	-	-	91
Consumer and other loans	5,950	-	15	53	-	6,018

Total	$71,836	$106,477	$2,243	$1,490	$901	$182,947

6.  Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains and losses recognized in accumulated other comprehensive income (loss) were as follows at the dates indicated:

	March 31, 2011

	Amortized Cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government agency obligations	$5,999	$-	$(182)	$5,817
Equity securities	2	-	-	2

Total	$6,001	$-	$(182)	$5,819

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	$159	$2	$-	$161
Government National Mortgage Association participation certificates	41	1	-	42
Total mortgage-backed securities available for sale	200	3	-	203

Total	$6,201	$3	$(182)	$6,022

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

6.  Securities (continued)

	June 30, 2010

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
	(In thousands)
U.S. Government agency obligations	$7,997	$41	$-	$8,038
Equity securities	2	-	-	2

Total	$7,999	$41	$-	$8,040

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	$168	$2	$-	$170
Government National Mortgage Association participation certificates	45	1	-	46
Total mortgage-backed securities available for sale	213	3	-	216

Total	$8,212	$44	$-	$8,256

All mortgage backed securities held by the Bank at March 31, 2011 and June 30, 2010, had underlying collateral of residential real estate.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows at the dates indicated:

	March 31, 2011

	Carrying amount	Gross unrecognized gains	Gross unrecognized losses	Fair value
	(In thousands)
Federal Home Loan Mortgage
Corporation participation certificates	$52	$1	$-	$53
Total mortgage-backed securities held to maturity	$52	$1	$-	$53

	June 30, 2010

	Carrying amount	Gross Unrecognized gains	Gross Unrecognized losses	Fair value
	(In thousands)
Federal Home Loan Mortgage
Corporation participation certificates	$57	$-	$-	$57
Total mortgage-backed securities held to maturity	$57	$-	$-	$57

No securities were sold during the three or nine months ended March 31, 2011 or 2010.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

6.  Securities (continued)

The fair value of debt securities and carrying amount, if different, at March 31, 2011, by contractual maturity were as follows.  Mortgage-backed securities not due at a single maturity date are shown separately.  Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	amount	value	cost	value
	(in thousands)

Due in one year or less	$-	$-	$-	$-
Due from one to five years	-	-	-	-
Due from five to ten years	-	-	3,999	3,879
Due after ten years	-	-	2,000	1,938
Mortgage-backed	52	53	200	203
Total	$52	$53	$6,199	$6,020

Securities pledged to secure public deposits at March 31, 2011, and June 30, 2010, had carrying amounts of $4.8 million and $5.3 million, respectively

At March 31, 2011, and June 30, 2010, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.

Securities with unrealized losses at March 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows.  There were no securities with unrealized losses at June 30, 2010.

	March 31, 2011
	Less than 12 months		12 months or more		Total

Description of securities	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses
	(In thousands)

U.S. Government agency obligations	$5,817	$(182)	$-	$-	$5,817	$(182)

7.  Recent Accounting Developments

In December 2010, the Financial Accounting Standards Board, (“FASB”) issued Accounting Standards Update No. 2010-29, “Disclosure of Supplementary Pro Forma Information for Business Combinations.”  This update addresses diversity in practice about the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations.  The amendments in the update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  The amendments are effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  Adopting this new guidance did not have a material effect on the Corporation’s consolidated financial statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

7.  Recent Accounting Developments (continued)

In January 2011, the FASB issued Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of this update required the disclosure of more detailed information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan losses.  This update is effective for the Corporation’s reporting period ended March 31, 2011.  The amendments in this update defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this update only defer the effective date of disclosure requirements related to troubled debt restructurings, the adoption of this update will have no impact on the Corporation’s consolidated financial statements.

In April 2011, the FASB issued Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring.”  This update clarifies guidance on a creditor’s evaluation of whether it has granted a concession to a borrower and a creditor’s evaluation of whether a borrower is experiencing financial difficulties.  The amendments in this update are effective for the first interim or annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  As a result of applying these amendments, an entity may identify receivables that are newly considered impaired.  For purposes of measuring impairment of those receivables, an entity should apply the amendments prospectively for the first interim or annual period beginning on or after June 15, 2011.  In addition, an entity should disclose the information required by Accounting Standards Codification paragraphs 310-10-50-33 through 50-34, which was deferred by Accounting Standards Update No. 2011-01, for interim and annual periods beginning on or after June 15, 2011.  The effect of adopting this new guidance is not expected to have a material effect on the Corporation’s consolidated financial statements.

8.  Fair Value Measurement

Fair value is the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair values:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The Corporation determines fair values of securities available for sale by (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) using matrix pricing, which is a Level 2 inputs.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities by relying on the securities relationship to other benchmark quoted securities rather than relying exclusively on quoted prices for the specific securities.

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

8.  Fair Value Measurement (continued)

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available and result in a Level 3 classification.

Assets Measured on a Recurring Basis

Assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements
		at March 31, 2011 Using
	Carrying	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities:
U. S. government agency obligations	$5,817	$-	$5,817	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	161	-	161	-
Government National Mortgage
Association participation certificates-residential	42	-	42	-
Total securities available for sale	$6,022	$2	$6,020	$-

		Fair Value Measurements at June 30, 2010 Using
	Carrying	Quoted Prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities:
U. S. government agency obligations	$8,038	$-	$8,038	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	170	-	170	-
Government National Mortgage
Association participation certificates-residential	46	-	46	-

Total securities available for sale	$8,256	$2	$8,254	$-

All mortgage backed securities held by the Corporation at March 31, 2011 and June 30, 2010, had underlying collateral of residential real estate.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

8.  Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at March 31, 2011 Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Loan servicing rights	$-	$299	$-
Impaired loans, net of allowance	-	-	-
Residential one-to-four-family	-	-	734
Nonresidential real estate and land	-	-	789
Commercial loans – secured	-	-	38
Total	$-	$299	$1,561

The following represent impairment charges recognized during the three and nine months ended March 31, 2011:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $299,000, resulting in a valuation allowance of $57,000.  Net recoveries of $55,000 and $51,000 were included in earnings for the three and nine months ending March 31, 2011, respectively.  Servicing rights totaling $450,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.4 million, with a valuation allowance of $874,000, resulting in additional provisions for loan losses of $36,000 and $411,000 for the three and nine months ended March 31, 2011, respectively.

	Fair Value Measurements at June 30, 2010 Using
	Quoted prices in active markets for identical assets	Significant other observable inputs	Significant unobservable inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Loan servicing rights	-	$209	-
Impaired loans, net of allowance	-	-	$2,898

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the nine-and three-month periods ended March 31, 2011 and 2010

8.  Fair Value Measurement (continued)

The following represent impairment charges recognized during the year ended June 30, 2010:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $209,000, resulting in a valuation allowance of $108,000. A net benefit due to recovery of servicing rights fair value of $64,000 was included in earnings for the year ended June 30, 2010.  Servicing rights totaling $446,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $3.5 million, with a valuation allowance of $582,000, resulting in an additional provision for loan losses of $356,000 for the year ended June 30, 2010.

The carrying amounts and estimated fair values of financial instruments were as follows at the end of the periods shown:

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(in thousands)

Financial assets
Cash and cash equivalents	$15,452	$15,452	$9,034	$9,034
Investment Securities	5,819	5,819	8,040	8,040
Mortgage-backed securities	255	256	273	273
Loans, net, including loans held for sale	180,474	180,436	180,214	183,277
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	509	509	556	556

Financial liabilities
Deposits	$(176,433)	$(171,995)	$(171,339)	$(172,763)
Federal Home Loan Bank advances	(13,300)	(13,838)	(13,699)	(14,585)
Other borrowed funds	(630)	(630)	(630)	(630)
Accrued interest payable	(119)	(119)	(145)	(145)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the estimated fair value for cash and cash equivalents and the estimated fair value for accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.  For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material and therefore is not presented.

Index

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

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Its business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending, quick execution, efficient use of technology, the convenience of remote deposit, telephone banking, and online internet banking. The Bank attracts deposits from the general public and uses the deposits, together with borrowings and other funds, primarily to originate commercial and commercial real estate loans, single-family and multi-family residential mortgage loans, vehicle loans, boat loans and home equity lines of credit. The majority of the Bank’s customers are consumers and small businesses.

Critical Accounting Policies

The financial condition and results of operations of the Corporation presented in the Consolidated Financial Statements, accompanying notes to the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations are, to a large degree, dependent upon the Corporation's accounting policies. The selection and application of these accounting policies involve judgments, estimates and uncertainties that are susceptible to change.

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

Index

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

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct, material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at March 31, 2011. Management is not aware of any matters occurring subsequent to March 31, 2011 that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below at March 31, 2011.

	Actual		Required for capital adequacy purposes		To be well capitalized under prompt corrective action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$20,589	12.4%	13,307	8.0%	$16,634	10.0%

Tier 1 (core) capital to risk weighted assets	18,990	11.4%	6,654	4.0%	9,980	6.0%

Tier 1 (core) capital to Adjusted assets	18,990	9.0%	8,429	4.0%	10,536	5.0%

Tangible capital (to adjusted total assets)	18,990	9.0%	3,161	1.5%	N/A	N/A

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

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

General (continued)

The Bank’s primary market area compares reasonably well compared to the State of Ohio’s unemployment rate of 9.6% for March 2011.  Tuscarawas County posted a 9.8% unemployment rate and Holmes County’s rate is 6.4%, the lowest in the state.  Generally residential real estate sales and construction remain relatively soft.  Anecdotal conversation with most business customers indicate improved economic activity but business owners remain cautiously optimistic.  Consequently, commercial loan demand remains soft and the ability to find qualified borrowers may be challenging.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Return and Consumer Protection Act (“Dodd-Frank”).  Dodd-Frank imposes new restrictions and an expanded framework of regulatory oversight on financial institutions, including depository institutions. In addition, the Dodd-Frank changes the jurisdictions of existing bank regulatory agencies, and in particular transfers the regulation of federal savings associations, such as the Bank, from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (the “OCC”), effective one year from the effective date of the legislation, with a potential extension up to six months. Savings and loan holding companies, like the Corporation, will be regulated by the Federal Reserve Bank (“FRB”).  Because Dodd-Frank requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Corporation and the Bank will not be known for months or even years.

Many provisions of Dodd-Frank will not be implemented immediately and will require interpretation and extensive rule making by federal regulators. The Corporation is closely monitoring all relevant sections of Dodd-Frank to ensure continued compliance with laws and regulations.

Management’s Discussion and Analysis represents a review of the Corporation’s consolidated financial condition and results of operations. This review should be read in conjunction with the Corporation’s Consolidated Financial Statements and related notes.
Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011

The Corporation’s total assets at March 31, 2011, were $210.6 million, a $4.1 million, or 2.0%, increase from the total at June 30, 2010.

Cash and cash equivalents totaled $15.5 million at March 31, 2011, an increase of $6.4 million, or 71.0%, from the total at June 30, 2010, resulting from deposit growth greater than loan growth.  Investment securities totaled $5.8 million at March 31, 2011, a $2.2 million, or 27.6%, decrease from the total at June 30, 2010, resulting from calls of investment securities, which were partially offset by purchases.  As a result of principal repayments, mortgage-backed securities totaled $255,000 at March 31, 2011, a $18,000, or 6.6%, decrease from the total at June 30, 2010.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011 (continued)

Loans receivable, including loans held for sale, remained relatively unchanged at March 31, 2011, totaling $180.5 million, an increase of $260,000, or .1%, from the June 30, 2010 total.  The portfolio of loans secured by one- to four-family residential real estate increased by $362,000, or .5%, to $68.5 million at March 31, 2011.  Loans secured by nonresidential real estate and land totaled $81.4 million at March 31, 2011, an increase of $1.4 million, or 1.7%, from June 30, 2010.  Commercial loans increased $475,000, or 2.4%, from June 30, 2010, to a total of $20.6 million at March 31, 2011.  Loan originations during the period totaling $77.2 million were almost completely offset by principal repayments of $74.9 million, adjustments to the allowance for loan losses and net unamortized fees and costs.  During the nine-month period ended March 31, 2011, loan originations were comprised of $50.7 million of one- to four-family residential real estate loans, $16.6 million of nonresidential real estate loans, $6.5 million of commercial loans, $3.1 million of consumer loans, and $250,000 of multifamily real estate loans.  The strength in one- to four- family originations was due in large part to the continued low interest rate environment.  Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses.  The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $2.5 million at March 31, 2011, an increase of $480,000, or 24.1%, from June 30, 2010, and represented 1.35% of total loans and 1.11% of total loans at those dates, respectively.  The increase resulted from a fiscal year to date provision of $652,000 and recoveries of $2,000, which were partially offset by charge-offs of $174,000.  Management increased the allowance for loan losses despite the improvements over the nine-month period in reducing impaired loans and nonaccruing loans.  Of the $652,000 provision, $375,000 was recorded to the specific reserve account, with $258,000 attributable to one large non-performing commercial real estate loan.  Nonaccrual loans were $1.4 million at March 31, 2011 and $2.2 million at June 30, 2010, which represented .75% and 1.21% of total loans at those respective dates.  Non-accruing non-residential real estate and land mortgage loans decreased by $807,000, secured commercial loans decreased by $141,000, consumer and other loans decreased by $44,000, one- to four-family properties secured by first liens increased by $163,000, and unsecured commercial loans did not change.  The decrease in non-accruing non-residential real estate and land loans was partially due to the favorable resolution of a large non-performing loan during the nine-month period that resulted in no loss to the Corporation.  Delinquent loans to total loans were 1.35% at March 31, 2011 and 2.34% at June 30, 2010, due to decreases in non-residential properties delinquent 90 or more days, and one- to four-family properties secured by first liens delinquent 30 to 89 days.  At March 31, 2011, there were no loans past due over 90 days and still on accrual.  Although the Corporation experienced decreases in nonaccrual and delinquent loans from June 30, 2010 to March 31, 2011, general economic conditions remain uncertain and there can be no assurance that increases will not occur in future periods.  The composition of the loan portfolio remained relatively the same from June 30, 2010 to March 31, 2011.  Residential real estate, one- to four-family and multifamily and nonresidential real estate and land loans make up most of the portfolio.  Impaired loan balances were $2.4 million (with an allowance of $874,000) and $3.9 million (with an allowance of $582,000) at March 31, 2011 and June 30, 2010, respectively.  Although management believes that the allowance for loan losses at March 31, 2011, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011 (continued)

Prepaid expenses and other assets totaled $958,000 at March 31, 2011, a $358,000, or 27.2%, decrease from the June 30, 2010 balance of $1.3 million.  On June 30, 2010, the Corporation held in other assets a $360,000 receivable from the Small Business Administration (“SBA”) for proceeds owed to the Bank on a loan guarantee from the SBA.  When the sale of the underlying collateral was finalized, the SBA paid the receivable in full and other assets decreased accordingly.  The amortization of FDIC insurance premiums of $179,000 and prepaid franchise tax of $23,000 accounted for the remaining portion of the decrease, and were partially offset by an increase of $136,000 in prepaid deposit program expenses and additional prepaid expenses.

Deposits totaled $176.4 million at March 31, 2011, a $5.1 million, or 3.0%, increase from total deposits at June 30, 2010.  This growth resulted in increases in interest bearing deposits of $4.0 million, or 2.6%, and in non-interest bearing deposits of $1.0 million, or 7.7%.  FHLB advances decreased 2.9% from $13.7 million at June 30, 2010 to $13.3 million at March 31, 2011.  Other borrowed money, consisting of a line of credit with another financial institution, was unchanged with an outstanding balance of $630,000 at both June 30, 2010 and March 31, 2011.

Other liabilities totaled $1.4 million at March 31, 2011, a $800,000, or 36.6%, decrease from June 30, 2010.  The decrease was primarily due to decreases of $354,000 in control accounts for loan payoffs, $269,000 in custodial payments in process accounts, $80,000 in loans in process accounts, $57,000 in accrued bonuses and $31,000 in accrued compensation.

Shareholders’ equity totaled $18.7 million at March 31, 2011, an increase of $422,000, or 2.3%, from June 30, 2010.  This increase was primarily attributable to net earnings of $1.1 million and stock option exercises of $6,000, which were partially offset by dividend payments of $516,000 and an increase in accumulated other comprehensive loss of $147,000, primarily due to fair value adjustments, net of tax, related to available for sale investments.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the nine-Month Periods Ended March 31, 2011 and 2010

General

The Corporation’s net earnings totaled $1.1 million for the nine months ended March 31, 2011, an increase of $476,000, or 78.9%, from the net earnings of $603,000 recorded in the comparable period in 2010.  The increase in net earnings resulted from increases of $830,000, or 17.2%, in net interest income and $363,000, or 64.9%, in noninterest income, which were partially offset by increases of $340,000, or 109.0%, in the provision for losses on loans, $134,000, or 3.2%, in noninterest expenses and $243,000, or 76.2%, in the provision for federal income taxes.

Net Interest Income

The Bank experienced a favorable trend in net interest income over the nine-month period as a result of its prior efforts to grow assets in its new market in Holmes County and the favorable re-pricing of a large block of time deposits.  Total interest income increased $303,000, or 4.0%, to $8.0 million for the nine months ended March 31, 2011, compared to the same period in 2010.  The increase was primarily due to the declines in the average cost of interest paying liabilities. The cost of interest bearing liabilities decreased 52 basis points while interest earning assets decreased only 15 basis points.  Interest income on loans increased by $370,000, or 5.0%, due to an increase of $14.5 million, or 8.5%, in the average loan portfolio balance outstanding, which was offset by a 19 basis point decrease in yield.  Interest income on investment securities decreased by $66,000, or 33.3%, to $132,000 due to a 49 basis point decrease in yield and a $1.8 million, or 21.5%, decrease in the average balance outstanding.

Total interest expense decreased by $527,000, or 18.6%, to $2.3 million for the nine months ended March 31, 2011, compared to the fiscal 2010 period.  Interest expense on deposits decreased by $511,000, or 21.7%, due to a 54 basis point decrease in the average cost of deposits, to 1.41% for the 2011 period, which was partially offset by a $13.2 million, or 8.2%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $16,000, or 3.4%, due to a $326,000, or 2.3%, decrease in the average balance outstanding, which was partially offset by a 5 basis point increase in the average cost.

As a result of the foregoing, net interest income increased by $830,000, or 17.2%, for the nine months ended March 31, 2011, compared to the same fiscal period in 2010.  The interest rate spreads were 3.70% and 3.32%, and the net interest margins were 3.79% and 3.48%, for the nine-month periods ended March 31, 2011 and 2010, respectively.  The increase in the interest rate spread and net interest margin have been the result of deposit growth and continued downward deposit re-pricing.  The resulting lower cost of funds supports loan growth allowing for an incremental increase in net interest income.

Provision for Losses on Loans

The Corporation recorded a $652,000 provision for losses on loans during the nine months ended March 31, 2011, and a $312,000 provision for the comparable nine months in 2010.  The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  A specific provision of $258,000 was taken due to concerns over one large non-performing commercial real estate loan participation.  Net charge-offs were $172,000 for the nine months ended March 31, 2011 and $73,000 for the comparable nine months in 2010.  The allowance for losses on loans as a percentage of loans receivable increased to 1.35% for March 31, 2011 compared to 1.11% at June 30, 2010.  Although management believes that the provision was adequate at March 31, 2011, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s consolidated results of operations.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2011 and 2010 (continued)

Noninterest Income

Noninterest income totaled $922,000 for the nine months ended March 31, 2011, an increase of $363,000, or 64.9%, from the fiscal 2010 total.  Net gain on sale of loans increased by $371,000, or 168.6%, to $591,000 for the nine months ended March 31, 2011, compared to $220,000 for the 2010 period.  The increase in gain on sale of loans was due to increased loan refinancing activity as a result of the prevailing low interest rate environment.  This refinancing activity resulted in increased sales into the secondary mortgage market of newly originated and refinanced loans  Service charges on deposit accounts increased by $31,000, or 13.3%, to $264,000 for the nine months ended March 31, 2011, compared to $233,000 for the same period in 2010.  Mortgage servicing revenue decreased $33,000 in 2011 compared to the same period in 2010, due to greater amortization expense and was partially offset by greater servicing fee income and a recovery in fair value of loan servicing rights.  The greater amortization expense primarily resulted from the refinancing of seasoned loans.

Noninterest Expense

Noninterest expense totaled $4.3 million for the nine months ended March 31, 2011, an increase of $134,000, or 3.2%, compared to the same period in 2010.  The increase in noninterest expense includes increases of $97,000, or 5.3%, in employee compensation and benefits, $30,000, or 5.8%, in other operating expense, $24,000, or 22.6%, in advertising, $18,000, or 9.9%, in Federal Deposit Insurance Corporation (“FDIC”) insurance expense, $13,000, or 7.6%, in franchise tax, $10,000, or 5.1%, in professional and consulting fees, $8,000, or 8.0%, in ATM processing, $2,000, or .7%, in data processing and $1,000, or .2%, in occupancy and equipment expense, which were offset by decreases of $29,000 in loss on sale of real estate owned, $24,000, or 17.0%, in postage and stationary supplies and $16,000, or 9.1%, in checking account maintenance expense.  The increase in employee compensation was due to additional staffing to expand loan production operations and normal merit increases.  Portions of the increase in noninterest expense related to advertising and marketing the new Berlin office.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $562,000 for the nine months ended March 31, 2011, an increase of $243,000, or 76.2%, over the same period in 2010.  The increase resulted from a $719,000, or 78.0%, increase in earnings before taxes.  The Corporation’s effective tax rates were 34.3% and 34.7%, for the nine-month periods ended March 31, 2011 and 2010, respectively.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010

General

The Corporation’s net earnings totaled $348,000 for the three months ended March 31, 2011, an increase of $84,000, or 31.8%, from the net earnings of $264,000 recorded in the comparable period in 2010.  The increase in net earnings resulted from increases of $148,000, or 8.5% in net interest income and $27,000, or 14.4%, in noninterest income, and a decrease of $25,000, or 17.2%, in the provision for losses on loans, which were partially offset by increases of $76,000, or 5.5%, in noninterest expense and $40,000, or 28.6%, in federal income tax expense.

Net Interest Income

The Bank experienced a favorable trend in net interest income this quarter because the cost of interest bearing liabilities declined faster than the yield on income producing assets.  Total interest income decreased $14,000, or .5%, to $2.6 million for the three months ended March 31, 2011, compared to the same period in 2010.  The decrease was due to decreases in yields on all interest earning assets and in the average balance of investment securities, which were partially offset by an increase in the average balance of loans receivable.  Interest income on loans increased by $27,000, or 1.1%, due to an increase of $8.7 million, or 5.0%, in the average loan portfolio balance outstanding, which was partially offset by a 21 basis point decline in yield.  Interest income on investment securities decreased by $41,000, or 54.0%, to $35,000 due to a 112 basis point decline in yield and a $3.0 million, or 32.9%, decrease in the average balance outstanding.

Total interest expense decreased by $162,000, or 19.0%, to $690,000 for the three months ended March 31, 2011, compared to the three months ended March 31, 2010.  Interest expense on deposits decreased by $155,000, or 22.2%, due to a 46 basis point decrease in the average cost of deposits, to 1.23% for the 2011 period, which was partially offset by a $11.5 million, or 7.0%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $7,000, or 4.5%, due to a $757,000, or 5.1%, decrease in the average balance outstanding, and was partially offset by a two basis point increase in the average cost.

As a result of the foregoing, net interest income increased by $148,000, or 8.5%, for the three months ended March 31, 2011, compared to the same period in 2010.  The interest rate spreads were 3.67% and 3.57%, and the net interest margins were 3.75% and 3.67%, for the three-month periods ended March 31, 2011 and 2010, respectively.

Provision for Losses on Loans

The Corporation recorded a $120,000 provision for losses on loans during the three months ended March 31, 2011, and a $145,000 provision for the comparable quarter in 2010.  The provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions and included a specific provision of $43,000 from concerns over one large non-performing commercial real estate loan participation.  Net charge-offs were $78,000 for the quarter ended March 31, 2011 and $13,000 for the comparable quarter in 2010.  Although management believes that the provision was adequate at March 31, 2011, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010 (continued)

Noninterest Income

Noninterest income totaled $214,000 for the three months ended March 31, 2011, an increase of $27,000, or 14.4%, from the 2010 total.  Net gain on sale of loans increased by $6,000, or 12.0%, to $56,000 for the three months ended March 31, 2011 compared to 2010. The increase in gain on sale of loans resulted from increased loan refinancing demand due to the prevailing low interest rate environment.  This demand resulted in increased sales into the secondary mortgage market of newly originated and refinanced loans.  Service charges on deposit accounts increased by $7,000, or 9.1%, to $84,000 for the three months ended March 31, 2011, compared to 2010.  Mortgage servicing revenue increased $22,000 in 2011 compared to the same period in 2010, due to the recovery of impairment charges on loan servicing rights and an increase of $5,000 related to service fees, which were partially offset by $22,000 of increased amortization expense from the refinancing or payoff of seasoned loans having higher value servicing rights.

Noninterest Expense

Noninterest expense totaled $1.5 million for the three months ended March 31, 2011, an increase of $76,000, or 5.5%, compared to the same period in 2010.  The increase in noninterest expense includes increases of $55,000, or 9.0%, in employee and director compensation and prepaid benefits, $20,000, or 12.4%, in other operating expense, $18,000, or 81.8%, in advertising, $13,000, or 20.6%, in FDIC insurance expense, $10,000, or 16.1%, in professional and consulting fees, $8,000, or 7.9%, in data processing, $4,000, or 7.0%, in franchise tax, and $1,000, or 2.9%, in ATM processing,  which were offset by decreases $21,000, or 14.5%, in occupancy and equipment expense, $14,000, in loss on sale of real estate owned, $10,000, or 16.7%, in checking account maintenance expense and $8,000, or 20.0%, in postage and stationary supplies.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $180,000 for the three months ended March 31, 2011, an increase of $40,000, or 28.6%, over the same period in 2010.  The increase resulted from a $124,000, or 30.7%, increase in earnings before taxes.  The Corporation’s effective tax rates were 34.1% and 34.7%, for the three-month periods ended March 31, 2011 and 2010, respectively.

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

Index

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

Index

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	May 16, 2011	By:	/s/Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	May 16, 2011	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer