Form 10-K
period 2011-06-30
FFD FINANCIAL CORP/OH
filed 2011-09-28
CIK 1006177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

None
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☒

Indicate by check mark whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  Yes ☐ No ☒

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the price at which the common equity was least sold on the NASDAQ Capital Market, as of the last business day of the registrant’s most recently completed second fiscal quarter, was $12.8 million.

1,016,096 of the issuer’s common shares were issued and outstanding on September 27, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

Part II of Form 10-K - Portions of the FFD Financial Corporation Annual Report to Shareholders for the fiscal year ended June 30, 2011.

Part III of Form 10-K - Portions of the Proxy Statement for the 2011 Annual Meeting of Shareholders of FFD Financial Corporation.

PART I

Item 1.                 Business.

Forward-Looking Statement

Certain statements contained in this Form 10-K for FFD Financial Corporation (“FFD”) that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve inherent risks and uncertainties, and may address our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements may generally be identified by words such as “may,” “expected,” “anticipated,” “estimated,” “intends,” “believes,” “plans,” “will,” “would,” “should,” “could,” “might,” “can,” or similar words.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to:

•	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in our market area;
•	deteriorating credit and asset quality;
•	political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
•	changes in the interest rate environment and reductions in interest margins;
•	prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions;
•	our ability to maintain required capital levels and adequate sources of funding and liquidity;
•	competitive pressures among depository institutions;
•	effects of critical accounting policies and judgments;
•	required changes in accounting policies or procedures;
•	legislative or regulatory changes or actions, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”);
•	our ability to attract and retain key personnel;
•	our ability to dividend money from our wholly-owned subsidiary bank to FFD; and
•	our reputation in our primary market.

Any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by our management in other reports and filings, in press releases and in oral statements, involve risks and uncertainties and are subject to change based upon the factors listed above and like items.  Actual results could differ materially from those expressed or implied, and therefore the forward-looking statements should be considered in light of these factors.

General

FFD, an Ohio corporation formed in 1996, is a savings and loan holding company.  FFD owns all of the outstanding common shares of First Federal Community Bank, a federal savings bank (“First Federal”).

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

Until July 21, 2011, FFD was subject to regulation and examination by the Office of Thrift Supervision of the United States Department of the Treasury (the “OTS”).  On that date, the OTS transferred regulatory authority over savings and loan holding companies, including FFD, to the Board of Governors of the Federal Reserve (the “Fed”).  FFD was and remains subject to the rules and regulations of the United States Securities and Exchange Commission (the “SEC”).

Also on July 21, 2011, the OTS transferred regulatory authority over federal savings banks, including First Federal, to the Office of the Comptroller of the Currency (the “OCC”).  First Federal was and continues to be regulated by the Federal Deposit Insurance Corporation (the “FDIC”).  First Federal’s deposits are FDIC insured up to applicable limits.  First Federal is also a member of the Federal Home Loan Bank (“FHLB”) of Cincinnati.

In April 2011, First Federal filed an application with the OCC to convert its charter from a federal savings bank to a national bank.  If the application is approved and the conversion completed, First Federal would become a national bank, subject to the rules and regulations governing national banks, but would remain subject to regulation, supervision and examination by the OCC and FDIC.  If First Federal converts to a national bank, FFD will convert from a savings and loan holding company to a bank holding company, but will continue to be regulated, supervised and examined by the Fed.  If approved, these conversions are expected to occur in the second or third quarter of fiscal 2012.

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

Lending Activities

General.  First Federal’s principal lending activity is the origination of real estate loans and commercial loans in its primary market area.  Real estate loans are typically secured by nonresidential real estate and one- to four-family residential properties.  To a lesser extent, First Federal originates loans secured by multifamily properties containing five units or more, construction loans, and various types of consumer loans.

Loan Portfolio Composition.  The following table presents certain information regarding the composition of First Federal’s loan portfolio at the dates indicated:

	At June 30,
	2011		2010		2009
	Amount	Percent of total loans	Amount	Percent of total loans	Amount	Percent of total loans
	(Dollars in thousands)
One- to four-family (1)	$69,689	37.2%	$68,171	37.3%	$62,940	37.6%
Multifamily (1)	6,961	3.7	8,328	4.5	8,136	4.9
Nonresidential and land (1)	81,955	43.7	80,066	43.8	72,157	43.1
Commercial – secured	22,637	12.1	20,056	11.0	17,533	10.5
Commercial – unsecured	132	.1	101	.1	145	.1
Consumer	6,086	3.2	6,048	3.3	6,328	3.8

Total loans	187,460	100.0%	182,770	100.0%	167,239	100.0%
Deferred loan origination costs	293		269		221
Undisbursed portion of loans in process	(3,353)		(2,209)		(4,328)
Allowance for loan losses	(2,174)		(1,993)		(1,694)
Loans receivable, net	$182,226		$178,837		$161,438

 (1)      Includes construction loans.

Loan Maturity Schedule.  The following table presents certain information as of June 30, 2011, regarding the dollar amount of loans maturing in First Federal’s portfolio based on their contractual terms to maturity.  Demand loans and loans having no stated repayment schedule and no stated maturity are reported as due in one year or less.

	Due during the year ending June 30,
	2012	2013	2014	2015 2016	2017- 2021	2022 and thereafter	Total
	(In thousands)

Residential real estate (1)	$10,311	$4,435	$4,672	$10,105	$30,378	$16,749	$76,650
Nonresidential and land	4,407	4,655	4,917	10,680	32,434	24,862	81,955
Commercial loans	9,092	9,583	4,094	-	-	-	22,769
Consumer loans	2,414	1,539	1,650	483	-	-	6,086
Total loans	$26,224	$20,212	$15,333	$21,268	$62,812	$41,611	$187,460
__________________________
(1)	Includes one- to four-family and multifamily loans.

The following table shows the dollar amount of all loans due after June 30, 2012, which have fixed interest rates and which have floating or adjustable interest rates:

Due after June 30, 2012
(In thousands)
Fixed rate of interest	$23,377
Adjustable rate of interest	137,859
$161,236

One- to Four-Family Residential Real Estate Loans.  First Federal makes permanent loans secured by first mortgages on owner occupied and non-owner occupied existing one- to four-family residences primarily located in its market area.  First Federal also originates home equity loans secured by first or second mortgages on one- to four-family residential real estate.  The aggregate amount of First Federal’s one- to four-family residential real estate loans was $69.7 million, or 37.2% of total loans, at June 30, 2011.

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

Construction loans generally involve greater underwriting and default risks than loans secured by mortgages on existing properties.  First Federal advances loan funds upon the security of the project under construction, which is more difficult to value before construction is complete.  Because of the uncertainties inherent in estimating construction costs, if a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt to either arrange for the completion of construction or dispose of the unfinished project.  At June 30, 2011, First Federal had $274,000 of undisbursed construction loans for one- to four-family real estate, had no construction loans in default and had not taken control of any construction projects.

Regulations limit the amount that First Federal may lend in relationship to the appraised value of the real estate securing the loan, as determined by an appraisal at the time of loan origination.  Lending policies of First Federal limit the maximum loan amount as it relates to the value of the property (“Loan-to-Value Ratio” or “LTVs”).  For fixed-rate loans, the maximum LTV without private mortgage insurance is 80% of the lower of appraised value or purchase price.  However, First Federal makes loans in excess of 80% LTV on owner occupied single family, duplex and three- to four-family properties with private mortgage insurance.  First Federal also offers ARMs for owner occupied properties with LTVs up to 89% and an affordable housing loan program under which it originates a small number of ARMs with LTVs of up to 95%, each without private mortgage insurance.  For non-owner occupied one- to two-family and three- to four-family properties, fixed rate loans with LTVs of 90% and 75%, respectively, are available with private mortgage insurance. For non-owner occupied properties with a maximum LTV of 85%, ARMs are available without private mortgage insurance.

Included in one- to four-family loans are lines of credit secured by a mortgage on the borrower’s principal residence.  Typically, home equity lines of credit, when added to any prior indebtedness secured by the real estate, do not exceed 89% of the estimated value of the real estate.  For borrowers with high credit ratings, First Federal originates a small number of home equity lines of credit up to 95% of the real estate’s value.  First Federal’s home equity loans have terms of up to 15 years.  Premier lines of credit are extended to certain limited high net worth borrowers in amounts which may exceed the estimated value of the underlying real estate.  The interest rates charged by First Federal on home equity loans adjust monthly and are tied to the base rate on corporate loans, posted by at least 75% of the nation’s 30 largest banks, as reported in The Wall Street Journal.  At June 30, 2011, First Federal’s one- to four-family residential real estate loan portfolio included $18.0 million in home equity loans, or 9.6% of total loans.

Multifamily Residential Real Estate Loans.  First Federal originates loans secured by multifamily properties containing five or more units.  The majority of these loans are ARMS with a maximum LTV of 85% and terms of up to 20 years.

Multifamily lending is generally considered to involve a higher degree of risk because the loan amounts are larger and the borrower typically depends upon income generated by the project to cover operating expenses and debt service.  The profitability of a project can be affected by economic conditions, government policies and other factors beyond the control of the borrower.  First Federal attempts to reduce the risk associated with multifamily lending by evaluating the borrower’s creditworthiness and the projected income from the project and by obtaining personal guarantees on loans made to business entities.  At June 30, 2011, loans secured by multifamily properties totaled approximately $7.0 million, or 3.7% of total loans.

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

First Federal also originates loans for the construction of nonresidential real estate.  These loans are typically structured as permanent loans with adjustable or fixed rates of interest and terms up to 20 years and generally involve greater underwriting and default risks than do loans secured by mortgages on existing properties.  Because of the uncertainties inherent in estimating construction costs, in the event a default on a construction loan occurs and foreclosure follows, First Federal must take control of the project and attempt to either arrange for completion of construction or dispose of the unfinished project.  At June 30, 2011, First Federal had $3.1 million in undisbursed construction loans for nonresidential real estate, none of which were in default or requiring First Federal to take control of any such projects.

At June 30, 2011, First Federal had a total of $82.0 million, or 43.7% of total loans, invested in nonresidential real estate and land loans.  Federal regulations limit the amount of nonresidential mortgage and land loans which First Federal may make to 400% of its capital.  At June 30, 2011, nonresidential mortgage and land loans totaled 358% of First Federal’s capital.

Commercial Loans.  First Federal makes commercial loans to businesses in its primary market area which are secured by inventory, equipment, accounts receivable, machinery, other assets of the borrower, and also by personal guarantees.  The LTVs for commercial loans depend upon the nature of the underlying collateral, but generally do not exceed 85%.  Commercial loans generally have fixed or adjustable interest rates with terms up to seven years.

Commercial loans generally entail significantly greater risk than real estate lending.  The repayment of commercial loans is typically dependent on the income stream and successful operation of a business, which can be affected by general economic conditions.

At June 30, 2011, First Federal had approximately $22.8 million, or 12.2% of total loans, invested in commercial loans.  OTS regulations limit the amount of First Federal’s commercial loans to 20% of First Federal’s total assets, provided that amounts in excess of 10% may only be used for small business loans.  At June 30, 2011, First Federal complied with these limits.

Consumer Loans.  First Federal makes various types of consumer loans, including unsecured loans and loans secured by savings accounts, motor vehicles and boats.  Consumer loans are made at fixed or adjustable rates of interest.  Unsecured loans are made with terms of up to two years.  Motor vehicle loans are made with terms of up to five and a half years.  Boat loans are made with terms up to ten years.  Consumer loans may entail greater credit risk than residential mortgage loans.  The risk of default on consumer loans increases during periods of recession, high unemployment and other adverse economic conditions, and often the underlying collateral, such as a vehicle, declines in value over time.

At June 30, 2011, First Federal had approximately $6.1 million, or 3.2% of its total loans, invested in consumer loans.

Loan Solicitation and Processing.  Loan originations are developed from a number of sources, including continuing business with depositors and borrowers, newspaper, television, and radio advertisements, solicitations by First Federal’s lending staff, automobile and boat dealers, word of mouth and walk-in customers.

Loan applications for residential and nonresidential real estate loans are taken by First Federal’s loan personnel.  First Federal typically obtains, as applicable, verification of income, personal and entity credit reports, tax returns, financial statements, and other documentation concerning the borrower’s and any guarantor’s creditworthiness.  An appraisal or valuation of the fair market value of the real estate securing the loan is prepared by a fee appraiser approved by the Board of Directors.  For construction loans, the appraiser also evaluates the building plans, construction specifications and estimates of construction costs, and First Federal evaluates the feasibility of the proposed construction project and the experience and record of the builder.  Upon the completion of the appraisal or valuation and the receipt of information on the borrower’s credit history, the loan application is reviewed in accordance with First Federal’s underwriting guidelines.

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

Loan applications for commercial loans are taken by one of First Federal’s commercial loan officers.  First Federal typically obtains information from the business entity and any guarantors that includes, as applicable, personal or entity credit reports, tax returns, financial statements, and other documentation concerning creditworthiness.  An appraisal or a valuation of the fair market value of the collateral securing the loan is typically obtained.  This can take the form of officer inspection, book value, aging schedules, or borrowing base reports.  Occasionally First Federal receives an opinion by an industry field expert.  Upon the completion of the appraisal or valuation and the receipt of information on the credit history of the borrower and any guarantors, the loan application is reviewed in accordance with First Federal’s underwriting guidelines.

Loan applications for consumer loans are taken by First Federal’s loan personnel, with the exception of some auto and boat loan applications taken by the dealers and provided to First Federal.  Underwriting guidelines require that a credit report, verification of income and other documents concerning the borrower’s creditworthiness must be obtained.  Additionally, an appraisal or valuation of the fair market value of the collateral securing the loan is typically obtained.  Consumer loans are underwritten on the basis of the borrower’s credit history, an analysis of the borrower’s income and expenses, the borrower’s ability to repay the loan and the value of collateral, if any.

Loan Originations, Purchases and Sales.  Currently, First Federal originates both adjustable-rate and fixed-rate loans for its portfolio.  First Federal sells a majority of its fixed-rate one- to four-family residential real estate loans to Freddie Mac, but retains the right to service the loans sold in exchange for a fee.  During the year ended June 30, 2011, First Federal sold approximately $28.7 million in loans to Freddie Mac and sold approximately $300,000 in loan participations to other financial institutions.

Applicable regulations limit the aggregate amount that a savings association may lend to any one borrower to 15% of the association’s total capital for risk-based capital purposes, plus any loan loss reserves not already included in total capital (the “Lending Limit Capital”).  A savings association may loan to one borrower an additional amount not to exceed 10% of the association’s Lending Limit Capital if the additional amount is fully secured by certain forms of “readily marketable collateral.”  Real estate is not considered “readily marketable collateral.”  The regulations require that loans to certain related or affiliated borrowers be aggregated when applying this limit.  Exceptions to the lending limit may be granted by First Federal’s regulators on a case-by-case basis under certain circumstances.

Based on the 15% limit, First Federal was able to lend approximately $3.1 million to one borrower at June 30, 2011, although the largest amount First Federal had outstanding to one borrower at June 30, 2011, was $2.8 million.

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

Delinquent Loans, Nonperforming Assets and Classified Assets.  First Federal strives to maintain a high level of asset quality through sound underwriting and efficient collection practices.  To discourage late payments, First Federal charges a late fee of 5% of the monthly payment after 15 days for fixed-rate mortgages and most ARMs and after 30 days for some older ARMs.  Consumer loans are charged a late fee of 5% of the monthly payment after 10 days.  When a mortgage loan is 15 days or more delinquent or a consumer loan is 10 days or more delinquent, the borrower is sent a delinquency notice.  When a loan is 30 days delinquent, First Federal usually contacts the borrower by telephone.  When a loan becomes 90 days delinquent, it is generally referred to an attorney for foreclosure or collection.  First Federal considers various factors when deciding whether and when to initiate foreclosure or collection proceedings, such as the amount of the outstanding loan in relation to the original indebtedness, the extent of the delinquency and the borrower’s ability and willingness to cooperate in curing the delinquency.  Additional measures may be taken to accelerate the collection process for commercial or consumer loans.

If a foreclosure or repossession occurs, the real estate or other collateral is sold at public sale and may be purchased by First Federal.  Real estate acquired by First Federal as a result of foreclosure proceedings or by deed-in-lieu of foreclosure is classified as real estate owned (“REO”) until it is sold.  When First Federal acquires a property, or any other collateral, it is recorded at the lower of cost or fair value, less estimated selling costs.  First Federal records a loss provision if the collateral’s fair value declines substantially below the value determined at the recording date.  In determining the lower of cost or fair value at acquisition, costs relating to development and improvement are capitalized.  Costs relating to holding REO, net of rental income, are charged against earnings as incurred.  First Federal held no REO at June 30, 2011.

The following table reflects the amount of First Federal’s delinquent loans as of the dates indicated:

	June 30, 2011			June 30, 2010			June 30, 2009
	Number	Amount	Percent of total loans	Number	Amount	Percent of total loans	Number	Amount	Percent of total loans
	(Dollars in thousands)
Loans delinquent for:
30 - 59 days	24	$891	0.49%	24	$783	0.44%	22	$764	0.47%
60 - 89 days	17	756	0.41%	20	1,215	0.68%	19	1,014	0.63%
90 days and over	11	546	0.29%	14	2,188	1.22%	7	949	0.59%
Total delinquent loans	52	$2,193	1.19%	58	$4,186	2.34%	48	$2,727	1.69%

Nonperforming assets include nonaccruing loans, real estate acquired by foreclosure or by deed-in-lieu of foreclosure, and repossessed assets.  First Federal stops accruing interest on all real estate and other loans that are delinquent 90 days or more or when management determines that the collection of past due interest is unlikely.  Further, interest accrual may stop before a loan is 90 days delinquent if, in management’s opinion, the collateral value is not adequate to cover the outstanding principal and interest.

The following table gives information regarding First Federal’s nonaccruing, impaired and nonperforming loans and nonperforming assets at the dates indicated.

	At June 30,
	2011	2010	2009
	(Dollars in thousands)

Impaired nonperforming loans	286	$2,102	$989
Impaired performing loans	2,174	1,822	834
Total impaired loans	2,460	3,924	1,823
Other nonperforming loans	260	86	115
Total nonperforming and impaired loans	2,720	4,010	1,938
Real estate acquired through foreclosure	-	-	121
Total nonperforming and impaired assets	$2,720	$4,010	$2,059
Total nonperforming and impaired loans as a percent of total loans	1.52%	2.24%	1.14%
Allowance for loan losses as a percent of nonperforming and impaired loans	78.40%	49.69%	87.41%
Total nonperforming and impaired assets to total assets	1.26%	1.94%	1.09%

For the year ended June 30, 2011, interest income of $88,000 would have been recorded on nonaccruing loans had they been accruing pursuant to their contractual terms.

Applicable regulations require that each thrift institution classify its own assets on a regular basis.  Problem assets are classified as “substandard,” “doubtful” or “loss.”  “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.  “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss.  An asset classified as “loss” is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted.  If an asset, or portion thereof, is classified as loss, the association must either establish a specific allowance for losses for the entire portion of the asset classified as loss or charge-off such amount.  The regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.  At June 30, 2011, First Federal had $1.2 million in special mention assets.

The aggregate amounts of First Federal’s classified assets at the dates indicated were as follows:

	At June 30,
	2011	2010	2009
	(In thousands)
Classified assets:
Substandard	$2,368	$3,486	$1,232
Doubtful	280	-	81
Total	$2,648	$3,486	$1,313

Federal examiners are authorized to classify an association’s assets.  If the association does not agree with an examiner’s classification of an asset, it may appeal the determination.  First Federal had no disagreements with the examiners regarding the classification of assets at the time of its last examination.

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

The two largest components of First Federal’s loan portfolio consist of nonresidential and land and one- to four-family residential real estate loans.  Substantially all of these loans are secured by property in First Federal’s primary lending area, consisting of Tuscarawas, Holmes and some adjoining counties in Ohio, which has a fairly stable economy.  First Federal’s underwriting standards and credit culture contributed to its relatively low net charge-off rate to total loans of .36% for the year ended June 30, 2011.  Substantially all of First Federal’s other real estate loans, consisting of multifamily loans, are secured by properties in First Federal’s primary lending area.  First Federal has not experienced any significant charge-offs from the multifamily real estate loan category in recent years.  Consumer loans are a small portion of First Federal’s total loans and did not result in any significant charge-offs.  Of the $667,000 in total charge-offs, $485,000 was related to one out of market participation loan.  At June 30, 2011 participation loans accounted for 1.3% of total loans.

Large loans are reviewed periodically to identify potential problems at an early date.  While First Federal believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in material adjustments, and net earnings could be significantly adversely affected, if circumstances differ substantially from the assumptions used in determining the allowance.

The following table sets forth an analysis of First Federal’s allowance for loan losses for the periods indicated:

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Balance at beginning of period	$1,993	$1,694	$1,482
Charge-offs	(667)	(257)	(253)
Recoveries	2	8	21
Provision for losses on loans	846	548	444
Balance at end of period	$2,174	$1,993	$1,694
Ratio of net charge-offs to average loans outstanding during the period	0.37%	0.15%	0.15%
Ratio of allowance for loan losses to total loans	1.18%	1.10%	1.04%

The following table sets forth the allocation of First Federal’s allowance for loan losses by type of loan at the dates indicated:

	At June 30,
	2011		2010		2009
	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans	Amount	% of loans in each category to total loans
	(Dollars in thousands)
Balance at year end applicable to:
Residential real estate	$935	40.9%	$662	41.8%	$508	85.6%
Nonresidential and land	861	43.7	988	43.8	1,022	10.6
Commercial	268	12.2	218	11.1	164	3.8
Consumer	110	3.2	125	3.3	-	-
Total	$2,174	100.0%	$1,993	100.0%	$1,694	100.0%

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

First Federal maintains a $6.3 million portfolio of mortgage-backed securities in the form of Freddie Mac, Ginnie Mae and Fannie Mae participation certificates.  Mortgage-backed securities generally entitle First Federal to receive a portion of the cash flows from an identified pool of mortgages.  Freddie Mac, Ginnie Mae and Fannie Mae securities are guaranteed by the issuing agency as to principal and interest.

The following table sets forth information regarding First Federal’s investment securities and mortgage-backed securities at the dates indicated:

	At June 30,
	2011				2010				2009
	Amortized cost	% of total	Market Value	% of total	Amortized cost	% of total	Market value	% of total	Amortized cost	% of total	Market value	% of total
	(Dollars in thousands)
Investment securities designated as available for sale:
U.S. Government and agency obligations	$5,999	48.9%	$6,019	48.8%	$7,997	96.7%	$8,038	96.7%	$6,000	95.3%	$5,863	95.2%
Equity securities	2	-	2	-	2	-	2	-	2	-	2	-
Mortgage-backed securities designated as held to maturity	51	0.4	51	0.4	57	0.7	57	0.7	62	1.0	62	1.0
Mortgage-backed securities designated as available for sale	6,225	50.7	6,257	50.8	213	2.6	216	2.6	229	3.7	231	3.8
Total mortgage-backed securities	6,276	51.1	6,308	51.2	270	3.3	273	3.3	291	4.7	293	4.8
Total investment securities and mortgage-backed securities	$12,277	100.0%	$12,329	100.0%	$8,269	100.0%	$8,313	100.0%	$6,293	100.0%	$6,158	100.0%

The maturities of First Federal’s U. S. Government and agency obligations and mortgage-backed securities at June 30, 2011, are indicated in the following table:

	Less than one year		After one year through five years		After five through ten years		After ten years		Total
	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Average yield	Carrying value	Weighted- average yield
	(Dollars in thousands)
U.S. Government and agency obligations	$-	-%	$-	-%	$4,014	2.44%	$2,005	2.00%	$6,019	2.29%
Mortgage-backed securities	-	-%	1	11.08%	3	2.36%	6,304	2.69%	6,308	2.69%
	$-	-%	$1	11.08%	$4,017	2.44%	$8,309	2.52%	$12,327	2.49%

Deposits and Borrowings

Deposits.  Deposits have traditionally been First Federal’s primary source of funds for use in lending and other investment activities.  Deposits are obtained principally from within First Federal’s primary market area by offering a broad selection of deposit instruments, including negotiable order of withdrawal (“NOW”) accounts, savings accounts, health savings accounts, individual retirement accounts (“IRAs”) and certificates of deposit (“CDs”).  Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by First Federal’s management based on liquidity requirements, growth goals and competition.  First Federal does not use brokers to attract deposits.  First Federal’s lending activities have also contributed to deposit growth due to its focus on developing relationships with commercial borrowers.

At June 30, 2011, First Federal’s CDs totaled $96.7 million, or 52.3% of total deposits.  Of this amount, approximately $45.1 million mature within one year.  Based on past experience and First Federal’s prevailing pricing strategies, management believes that a substantial percentage of these CDs will renew with First Federal at maturity.  If there is a significant deviation from historical experience, First Federal can utilize FHLB borrowings as an alternative to this source of funds, although the cost of such borrowings might be greater.

The following table shows the dollar amount of deposits in the various types of accounts offered by First Federal at the dates indicated:

	At June 30,
	2011		2010		2009
	Amount	% of total deposits	Amount	% of total deposits	Amount	% of total deposits
	(Dollars in thousands)

Transaction accounts:
Demand deposit accounts	$15,746	8.5%	$13,257	7.7%	$9,828	6.4%
NOW and money market accounts (1)	42,805	23.1	37,275	21.8	34,167	22.2
Savings accounts (2)	29,803	16.1	24,510	14.3	22,954	14.9

Total transaction accounts	88,354	47.7	75,042	43.8	66,949	43.5
CDs:
0.50 – 1.00%	$19,654	10.6	$10,504	6.1	$5,039	3.3
1.01 – 2.00%	29,106	15.7	27,836	16.2	5,756	3.8
2.01 - 4.00%	41,461	22.4	27,622	16.2	33,067	21.5
4.01 - 6.00%	6,468	3.6	30,335	17.7	42,816	27.9
Total CDs (3)	96,689	52.3	96,297	56.2	86,678	56.5

Total deposits	$185,043	100.0%	$171,339	100.0%	$153,627	100.0%
_____________________________

(1)	The weighted-average interest rates on NOW and money market accounts were .41% at June 30, 2011, .43% at June 30, 2010 and .66% at June 30, 2009.

(2)	The weighted-average interest rates on savings accounts were .37% at June 30, 2011, .38% at June 30, 2010 and .56% at June 30, 2009.

(3)	The weighted-average rates on all CDs were 2.01% at June 30, 2011, 2.69% at June 30, 2010 and 3.54% at June 30, 2009.

The following table shows rate and maturity information for First Federal’s CDs at June 30, 2011:

	Amount Due
Rate	Up to 1 year	Over 1 year to 3 years	Over 3 years to 5 years	Total
	(In thousands)
.50 - 2.00%	$31,724	$16,372	$664	$48,760
2.01 - 4.00%	8,454	23,907	9,100	41,461
4.01 - 6.00%	4,887	1,581	-	6,468
Total	$45,065	$41,860	$9,764	$96,689

The following table shows at June 30, 2011, the amount of First Federal’s CDs of $100,000 or more by the time remaining until maturity:

Maturity	Amount
(In thousands)
Three months or less	$9,106
Over 3 months to 6 months	7,398
Over 6 months to 12 months	3,816
Over 12 months	18,917
Total	$39,237

Borrowings. First Federal’s primary alternative source of funds is FHLB advances.  First Federal is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of that FHLB in an amount equal to the greater of (i) 1% of the aggregate outstanding principal amount of First Federal’s residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, and (ii) 5% of its outstanding advances from the FHLB.  First Federal complied with this requirement at June 30, 2011, with an investment in stock of the FHLB of Cincinnati of $2.4 million.

FHLB advances are secured by collateral in one or more of the following categories: (i) fully-disbursed, whole first mortgage loans on improved residential property or securities representing a whole interest in such loans; (ii) securities issued, insured, or guaranteed by the U.S. Government or an agency thereof; (iii) deposits in any FHLB; or (iv) other real estate related collateral acceptable to the FHLB, if such collateral has a readily ascertainable value and the FHLB can perfect its security interest in the collateral.  At June 30, 2011, First Federal had $13.1 million of outstanding FHLB advances.

The following table gives certain information as to First Federal’s FHLB advances at the dates indicated:

	At June 30,
	2011	2010	2009
	(Dollars in thousands)
FHLB advances	$13,137	$13,699	$13,869
Weighted-average interest rate	3.17%	4.22%	4.37%

The following table shows the maximum balance, the average balance and the weighted-average interest rate of First Federal’s FHLB advances during the periods indicated:

	Year ended June 30,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance	$13,745	$14,427	$20,517
Average balance	$13,427	$13,847	$17,697
Weighted-average interest rate	3.96%	4.33%	4.07%

FFD entered into a Commercial Loan Agreement on February 25, 2010, with The Home Loan Savings Bank permitting borrowings by FFD up to an aggregate principal amount of $2.0 million.  At June 30, 2011, FFD had $630,000 in borrowings outstanding under this line of credit.

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

Personnel

At June 30, 2011, First Federal had a total of 64 employees, of which 51 were full-time employees.  First Federal believes that relations with its employees are good.  First Federal offers health, disability, life insurance and retirement benefits.  None of First Federal’s employees is represented by a collective bargaining unit.

REGULATION
General

During the fiscal year ended June 30, 2011, FFD and First Federal were subject to examination and comprehensive federal regulation and oversight by the OTS.  Effective July 21, 2011, the Dodd-Frank Act transferred the regulatory responsibilities and authority over federal savings associations and savings and loan holding companies from the OTS to the OCC and the Fed, respectively.

If First Federal’s application to convert to a national bank is approved and the conversion to a national bank is completed, First Federal will be subject to the rules and regulations governing national banks, but will remain subject to regulation, supervision and examination by the OCC and FDIC.  Upon First Federal’s conversion to a national bank, FFD will convert from a savings and loan holding company to a bank holding company, but will continue to be regulated, supervised and examined by the Fed.  Though the regulators will remain the same for FFD and First Federal after the conversion, each will be subject to a new set of rules and regulations.  Within the new rules and regulations that will apply to FFD and First Federal after the conversion, many of the requirements will remain the same, but some provisions, including lending limitations and restrictions on investment, will change.

First Federal has also been and continues to be subject to regulation and examination by the FDIC, which insures the deposits of First Federal to the maximum extent permitted by law, and other certain requirements established by the Fed.  As an Ohio corporation, FFD is subject to provisions of the Ohio Revised Code applicable to corporations.  FFD is also subject to regulation by the SEC.

The investment and lending authority of savings institutions is prescribed by federal laws and regulations, and such institutions are prohibited from engaging in any activities not permitted by such laws or regulations.  The regulations and supervision to which FFD and First Federal are subject are intended for the protection of depositors, and not for the purpose of protecting shareholders.

Federal banking regulators, including the OTS, the OCC, the Fed and the FDIC, have substantial enforcement powers. The enforcement authority of the OCC and the Fed (which previously resided with the OTS) over savings institutions and their holding companies includes, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe and unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed previously with the OTS or going forward with the OCC and the Fed.

This discussion is not intended to be a complete explanation of all applicable laws and regulations and is qualified in its entirety by reference to the actual statutes and regulations involved.

Recently Enacted Regulatory Reform

Federal regulators continue to implement many provisions of the Dodd-Frank Act, which was signed into law by President Obama on July 21, 2010.  The Dodd-Frank Act created many new restrictions and an expanded framework of regulatory oversight for financial institutions, including depository institutions.  The following discussion summarizes significant aspects of the new law that may affect FFD and First Federal:

•	The OTS has merged into the OCC and the authority of the remaining bank regulatory agencies will be restructured;

•
The Consumer Financial Protection Bureau has been established and empowered to exercise broad regulatory, supervisory and enforcement authority with respect to both new and existing consumer financial protection laws;

•	New capital regulations for thrift holding companies have been adopted and any new trust preferred securities no longer count toward Tier 1 capital;

•	The current prohibition on the payment of interest on demand deposits has been repealed, effective July 21, 2011;

•
The standard maximum amount of deposit insurance per customer has been permanently increased to $250,000 and non-interest bearing transaction accounts have unlimited deposit insurance through January 1, 2013;

•	The deposit insurance assessment base calculation has been expanded to equal a depository institution’s total assets minus the sum of its average tangible equity during the assessment period; and

•
New corporate governance requirements applicable generally to all public companies in all industries now require new compensation practices, including, but not limited to, requiring companies to “claw back” incentive compensation under certain circumstances, to provide shareholders the opportunity to cast a non-binding vote on executive compensation , to consider the independence of compensation advisors and new executive compensation disclosure requirements.

Many provisions of the Dodd-Frank Act have not yet been implemented and still require interpretation and rule-making by federal regulators.  FFD and First Federal are closely monitoring relevant sections of the Dodd-Frank Act to ensure continued compliance.  While the ultimate effect of the Dodd-Frank Act on FFD and First Federal cannot currently be determined, it is likely to result in increased compliance costs and fees paid to regulators, along with possible restrictions on FFD’s and First Federal’s operations, all of which may have a material adverse affect on their operating results and financial condition.

Regulation of First Federal

General.  As a savings institution, First Federal is subject to extensive regulation by federal banking regulators.  Historically, the OTS periodically examined savings associations, including First Federal, for compliance with various regulatory requirements and has imposed assessments based on asset size to cover the costs of general supervision and examination.  The OTS also maintained the authority to initiate enforcement actions against savings associations and certain persons affiliated with them for violations of laws or regulations or for engaging in unsafe or unsound practices.  In certain circumstances, the OTS could appoint a conservator or receiver for a savings association.  After July 21, 2011, such examination and enforcement will be conducted by the OCC.

The FDIC also has the authority to conduct special examinations of all FDIC-insured savings institutions.  First Federal must regularly file reports describing its activities and financial condition.  First Federal is also subject to certain reserve requirements promulgated by the Fed.  Certain of these regulatory requirements are referred to below or elsewhere herein.

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

Regulatory Capital Requirements.  Federal regulations require First Federal to meet certain minimum capital requirements.  All savings associations must maintain tangible capital equal to at least 1.5% of adjusted total assets, Tier 1 (core) capital equal to at least 4.0% of adjusted total assets (or 3.0% for associations with the highest examination rating and acceptable levels of risk) and risk-based capital equal to 8% of risk-weighted assets.  At June 30, 2011, First Federal exceeded these requirements with tangible capital of 8.7%, core capital of 8.7% and total risk-based capital of 12.4%.

Prompt Corrective Regulatory Action.  Federal banking regulators have adopted regulations governing prompt corrective action to address capital deficient and otherwise troubled savings associations.  Under these regulations, a savings institution’s capital adequacy is determined on the basis of the institution’s total risk-based capital ratio (the ratio of its total capital to risk-weighted assets), Tier 1 risk-based capital ratio (the ratio of its core capital to risk-weighted assets) and leverage ratio (the ratio of its Tier 1 or core capital to adjusted total assets).  The four categories range from the highest level, which is “well capitalized,” to the lowest of “significantly undercapitalized.”

At each successively lower defined capital category, an association is subject to more restrictive operations and limits, and the OCC has less flexibility in determining how to resolve the institution’s problems.  A “critically undercapitalized” savings institution is defined as a savings institution that has a ratio of “tangible equity” to total assets of less than 2.0%.  If an institution becomes critically undercapitalized, it will be subject to conservatorship or receivership.  At June 30, 2011, First Federal was deemed a “well capitalized” institution for purposes of the prompt corrective action regulations.

Safety and Soundness Standards.  Federal banking regulations require savings institutions to maintain internal controls and information systems and internal audit systems that are appropriate for the size, nature and scope of the institution’s business. The guidelines also establish certain basic standards for loan documentation, credit underwriting, interest rate risk exposure, and asset growth. The guidelines further provide that savings institutions should maintain safeguards to prevent the payment of compensation, fees and benefits that are excessive or that could lead to material financial loss, and should take into account factors such as comparable compensation practices at peer institutions. If the OCC determines that a savings institution is not in compliance with the safety and soundness guidelines, it may require the institution to submit an acceptable plan to achieve compliance with the guidelines.  Additionally, a savings institution should maintain systems, commensurate with its size and the nature and scope of its operations, to identify problem assets and prevent deterioration in those assets as well as to evaluate and monitor earnings and ensure that earnings are sufficient to maintain adequate capital and reserves.

Federal Home Loan Bank System.  First Federal is a member of the FHLB of Cincinnati, one of 12 regional FHLBs.  The FHLB of Cincinnati serves as a reserve or central bank for its member institutions within its assigned region and makes advances of funds to its member institutions for lending, such as residential housing finance, small business loans, small farm loans and small agri-business loans.  At June 30, 2011, First Federal had $13.1 million in advances outstanding from the FHLB of Cincinnati.  For more information regarding First Federal’s source of funds, see the section captioned “Deposits and Borrowings.”  As a member of the FHLB, First Federal is required to acquire and hold specified amounts of capital stock in the FHLB of Cincinnati.  First Federal was in compliance with this requirement with an investment in FHLB of Cincinnati stock at June 30, 2011 of $2.4 million.  The FHLB of Cincinnati’s ability to pay dividends to its stockholders is subject to a variety of factors such as legal requirements, and its financial condition, income and general economic conditions.

Qualified Thrift Lender Test.  If a savings association fails to meet one of the two tests to be a qualified thrift lender (“QTL”), the association and its holding company become subject to certain operating and regulatory restrictions.  The first test requires a savings association to maintain at least 65% of its portfolio assets in certain “qualified thrift investments” (“QTIs”) on a monthly basis in at least nine months of the most recent twelve-month period.  Generally, QTIs are assets related to domestic residential real estate and manufactured housing and include credit card, student and small business loans and certain securities.  The second test permits a savings association to qualify as a QTL if at least 60% of such institution’s assets consist of specified types of property, including cash, loans secured by residential real estate or deposits, educational loans and certain governmental obligations.  If a savings association is not a QTL, it must operate under certain restrictions on its activities.  The Dodd-Frank Act made non-compliance potentially subject to agency enforcement action for violation of law.  At June 30, 2011, First Federal was a QTL.

Uniform Lending Standards.  Banking regulations require savings institutions to adopt and maintain written policies that establish appropriate limits and standards for extensions of credit that are secured by liens or interests in real estate or are made for the purpose of financing permanent improvements to real estate.  These policies must establish loan portfolio diversification standards, prudent underwriting standards, including loan-to-value limits that are clear and measurable, loan administration procedures and documentation, approval and reporting requirements.  First Federal believes that its current lending policies conform to the Interagency Guidelines for Real Estate Lending Policies that have been adopted by the federal bank regulators.

Federal Deposit Insurance Corporation.  First Federal’s deposit accounts are insured by the FDIC up to applicable limits and are backed by the full faith and credit of the U.S. government.  The FDIC has examination authority over all insured depository institutions, including First Federal, and has authority to initiate enforcement actions if the FDIC believes the action is necessary to safeguard the safety and soundness of First Federal and the deposit insurance fund.

The FDIC is required to maintain designated levels of reserves.  These reserves are established and replenished through assessments paid by FDIC-insured institutions.  The FDIC may increase assessment rates to restore the ratio of reserves to insured deposits to its target level, and may decrease such rates if such target level has been met.  The current system provides for quarterly payments, the amounts of which are determined by the risk the institution poses to the deposit insurance fund based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.  In December 2009, the FDIC required institutions to prepay their estimated premiums for the following 13 quarters.  The FDIC may also impose special assessments on insured institutions, has done so in the recent past and may do so in the future.

The Dodd-Frank Act permanently increased deposit insurance on most accounts to $250,000.  The FDIC previously implemented two temporary programs to provide deposit insurance for the full amount of most noninterest bearing transaction deposit accounts through the end of 2010.  Effective December 31, 2010 and continuing through December 31, 2012, the Dodd-Frank Act provides for unlimited insurance coverage on noninterest bearing transaction accounts at all insured institutions.  There will be no additional premiums specifically related to this coverage, and institutions will not have the ability to opt-out.

If the FDIC determines that an institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC, the FDIC may permanently terminate insurance on the institution or may suspend it during hearings regarding the potential termination.   If FDIC insurance is terminated, accounts at the institution at the time of the termination, less subsequent withdrawals, will continue to be insured for a period of six months to two years, as determined by the FDIC. Management is aware of no existing circumstances which would result in termination of First Federal’s deposit insurance.

Limitations on Capital Distributions.  Federal law prohibits a savings association from making a capital distribution if, after the distribution, the association would be undercapitalized.  Capital distributions include payments of cash dividends, stock repurchases, and payments to stockholders of another institution in a cash merger.

Federal regulations require that savings institutions submit notice to the OCC prior to making a capital distribution if: (i) they would not be well capitalized after the distribution; (ii) the distribution would result in the retirement of any of the institution’s common or preferred stock or debt counted as its regulatory capital; or (iii) the institution is a subsidiary of a holding company.  An application must be filed the OCC if (i) the proposed distribution would cause the savings association’s total distributions for the calendar year to exceed its net income for that year to date plus its retained net income for the preceding two years; (ii) the savings association would not be at least adequately capitalized following the capital distribution; or (iii) the proposed distribution would violate a prohibition contained in any applicable statute, regulation or agreement between the savings association and the OCC or the FDIC.  As a subsidiary of FFD, First Federal must, at a minimum, provide prior notice to the OCC of any capital distributions, even though the full application may not be required.  The OCC may disapprove or deny a capital distribution if, in the view of the OCC, the distribution would constitute an unsafe or unsound practice.

Federal Reserve Board Reserve Requirements.  The Fed’s regulations currently require that savings associations maintain average daily reserves of 3% of net transaction accounts between $10.7 million and $58.8 million, and of 10% of net transaction accounts on any amounts in excess of $58.8 million.  At June 30, 2011, First Federal complied with its reserve requirements.

The Fed announced on October 6, 2008, that Federal Reserve Banks will begin to pay interest on depository institutions' required and excess reserve balances.  The interest rate paid on required reserve balances is currently the average target federal funds rate over the reserve maintenance period. The rate on excess balances will be set equal to the lowest target federal funds rate in effect during the reserve maintenance period.

Loans to One Borrower Limitations.  Under federal law, loans and extensions of credit, to a borrower may generally not exceed 15% of the unimpaired capital and surplus of the savings institution. Loans and extensions of credit fully secured by certain readily marketable collateral may represent an additional 10% of unimpaired capital and surplus.

Enforcement.  Effective July 21, 2011, the OCC has primary enforcement responsibility over savings institutions.  In this regard, the OCC has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants, who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and directors to institution of receivership, conservatorship or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The FDIC has the authority to recommend to the OCC that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations.

Transactions with Insiders and Affiliates.  All transactions between savings associations and their affiliates must comply with Sections 23A and 23B of the Federal Reserve Act and the Fed’s Regulation W.  An affiliate of a savings association is any company or entity that controls, is controlled by, or is under common control with, the savings association.  FFD is an affiliate of First Federal.  Generally, Sections 23A and 23B and Regulation W (i) limit the extent to which a savings association or its subsidiaries may engage in “covered transactions” with any one affiliate up to an amount equal to 10% of the institution’s capital stock and surplus, (ii) limit the aggregate of all covered transactions with all affiliates up to an amount equal to 20% of capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the association, as those provided in transactions with a non-affiliate.  The term “covered transaction” includes making loans and extending credit, purchasing assets, accepting securities issued by an affiliate as collateral, issuing a guarantee and other similar transactions.  First Federal complied with these requirements and restrictions at June 30, 2011.

Savings institutions are also subject to the restrictions contained in Section 22(h) and Section 22(g) of the Federal Reserve Act on loans to executive officers, directors and principal stockholders. Under Section 22(h), loans to a director, executive officer or to a greater than 10% stockholder of a savings institution, and certain affiliated entities of the foregoing, may not exceed, together with all other outstanding loans to such person and affiliated entities the institution’s loan to one borrower limit.  Section 22(h) also requires that loans exceeding the greater of (i) $25,000 or (ii) 5% of capital and surplus (and any loan or loans aggregating to $500,000 or more) must be approved in advance by a majority of the board of directors of the institution with any “interested” director not participating in the voting.  Further, loans to directors, executive officers and principal stockholders must be made on terms substantially the same as offered in comparable transactions to other persons, unless they are made pursuant to a benefit or compensation program that is widely available to employees of the institution that does not give preference to directors or executive officers over other employees.

Section 22(g) of the Federal Reserve Act and Regulation O promulgated by the Federal Reserve Board requires that loans to executive officers of depository institutions (i) not be made on terms more favorable than those afforded to other borrowers, (ii) be approved by the board of directors, and (iii) are subject to reporting requirements and additional restrictions on the type, amount and terms of credits.

Holding Company Regulation

FFD is currently a registered savings and loan holding company.  FFD was historically subject to OTS regulation, examination, supervision and reporting requirements. However, effective July 21, 2011, the Dodd-Frank Act regulatory restructuring transferred to the Fed the responsibility for regulating and supervising savings and loan holding companies. As a subsidiary of a savings and loan holding company, First Federal is subject to certain restrictions in its dealings with FFD and affiliates thereof.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Fed to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  Those requirements will become effective July 21, 2015.

The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Unitary savings and loan holding companies, like FFD, generally have no restrictions on their activities, although this broad latitude may be restricted if the Fed determines that an activity constitutes a serious risk to the financial safety, soundness or stability of the holding company, or if its subsidiary savings association fails to qualify as a QTL.  The Fed may impose restrictions it deems necessary to address any such risk, including limiting (i) the payment of dividends by the savings association, (ii) transactions between the savings association and its affiliates, and (iii) any activities of the savings association that might create a serious risk that the liabilities of the holding company and its affiliates may be imposed on the savings association.

Federal law generally prohibits a savings and loan holding company from controlling any other savings association or savings and loan holding company, or from acquiring or retaining more than 5% of the voting shares of a savings association or holding company that is not a subsidiary, without prior approval of the Fed.  Except with the prior approval of the Fed, no director or officer of a savings and loan holding company or person owning or controlling by proxy or otherwise more than 25% of such company’s stock, may acquire control of any savings institution, other than a subsidiary savings institution, or of any other savings and loan holding company.

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

After the initial three-year moratorium, such a transaction may not occur unless (i) one of the specified exceptions applies (ii) the holders of two-thirds of the voting shares, and a majority of the voting shares not beneficially owned by the Interested Shareholder, approve the transaction at a meeting called for such purpose; or (iii) the transaction meets certain statutory criteria designed to ensure that the issuing public corporation’s remaining shareholders receive fair consideration for their shares.

Control Share Acquisition Statute.  Section 1701.831 of the Ohio Revised Code (the “Control Share Acquisition Statute”) requires that, with certain exceptions, acquisitions of shares which would result in the acquiring shareholder owning 20%, 33 1/3%, or 50% of the outstanding shares of an Ohio corporation (a “Control Share Acquisition”) must be approved in advance by  (i) the holders of a majority of the outstanding voting shares of the corporation represented at a meeting at which a quorum is present, and (ii) a majority of the portion of the outstanding voting shares represented at the meeting, excluding the voting shares owned by the acquiring shareholder, owned by certain other persons who acquire or transfer shares after public announcement of the acquisition, or held by certain officers of the corporation or directors of the corporation who are employees of the corporation.

Federal Regulation of Acquisitions of Control of FFD and First Federal

Federal law generally requires regulatory approval of acquisitions at specified levels.  Under applicable federal law and regulations, no person, directly or indirectly, or acting in concert with others, may acquire control of First Federal or FFD without 60 days’ prior notice to the Fed.  “Control” is generally defined as having more than 25% ownership or voting power; however, ownership or voting power of more than 10% may be deemed “control” if certain factors exist.  If the acquisition of control is by a company, the acquirer must obtain the Fed’s approval of the acquisition.  In addition, the Fed’s approval must be obtained for any merger involving FFD or First Federal.

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

The balance of the pre-1988 reserves is subject to the provisions of Section 593(e), which require recapture in the case of certain excessive distributions to shareholders.  The pre-1988 reserves may not be utilized for payment of cash dividends or other distributions to a shareholder (including distributions in dissolution or liquidation) or for any other purpose (except to absorb bad debt losses).  Distribution of a cash dividend by a thrift institution to a shareholder is treated as made:  first, out of the institution’s post-1951 accumulated earnings and profits; second, out of the pre-1988 reserves; third, out of supplemental reserves for losses on loans; and fourth, out of such other accounts as may be proper.  To the extent a distribution by First Federal to FFD is deemed paid out of its pre-1988 reserves or supplemental reserves under these rules, the pre-1988 reserves or supplemental reserves would be reduced and First Federal’s gross income for tax purposes would be increased by the amount which, when reduced by the income tax, if any, attributable to the inclusion of such amount in its gross income, equals the amount deemed paid out of the pre-1988 reserves or supplemental reserves.  As of June 30, 2011, First Federal’s pre-1988 reserves totaled approximately $1.65 million.  See Notes 1 and 11 to the Consolidated Financial Statements for additional information.

First Federal’s tax returns have been audited or closed without audit through 2006.  In the opinion of management, any examination of open returns would not result in a deficiency which could have a material adverse effect on First Federal’s financial condition.

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

FFD may elect to be a “qualifying holding company” and as such be exempt from the net worth tax.  A corporation franchise tax based solely on net earnings would still apply.  To be exempt, FFD must satisfy all of the requirements of the applicable statute, including making related member adjustments that could affect the taxable net worth of First Federal.  FFD made such an election for fiscal 2011.

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

The following table sets forth certain information at June 30, 2011, regarding the properties on which First Federal’s main office and branch offices are located:

Location	Office type	Owned or leased	Date acquired	Lease expiration date	Net book value
					(In thousands)
321 North Wooster Avenue Dover, Ohio 44622	Main	Owned	1/96	N/A	$870

224 West High Avenue New Philadelphia, Ohio 44663	Branch	Owned	11/97	N/A	$225

902 Boulevard Dover, Ohio 44622 4737 U.S. Highway 62	Branch	Owned	12/01	N/A	$657
Berlin, Ohio 44610	Branch	Owned	7/09	N/A	$1,554
1047 W. Main St., Suite C Sugarcreek, Ohio 44681	Branch	Leased	3/05	4/13	$-

There are no mortgages or liens on the property owned by First Federal.  FFD believes that all office locations are adequately covered by insurance and are in good physical condition.  At June 30, 2011, First Federal’s office premises and equipment had a total net book value of approximately $3.9 million.  For additional information regarding First Federal’s office premises and equipment, see Notes 1 and 6 of Notes to Consolidated Financial Statements contained in the FFD Financial Corporation 2011 Annual Report to Shareholders for the fiscal year ended June 30, 2011 (the “Annual Report”).

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

The information contained in the Annual Report under the caption “MARKET PRICE OF FFD’S COMMON SHARES AND RELATED SHAREHOLDER MATTERS” is incorporated herein by reference.  At September 1, 2011, FFD had approximately 462 shareholders of record.

Purchases of Equity Securities
Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plan or programs	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs

April 1, 2011 through April 31, 2011	-	-	-	-
May 1, 2011 through May 31, 2011	-	-	-	-
June 1, 2011 through June 30, 2011	-	-	-	23,300	(1)
Total	-	$-	-	23,300

(1)
FFD currently maintains one repurchase program.  This program approved by FFD’s Board of Directors and announced in April 2010, and authorized the repurchase of up to 25,000 shares in public or private transactions. This repurchase program does not have a specified expiration date.

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

The Consolidated Financial Statements appearing in the Annual Report, including the report of Crowe Horwath LLP dated September 19, 2011, are incorporated herein by reference.

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

The report of FFD’s Chief Executive Officer and its Chief Financial Officer dated September 19, 2011, on FFD’s internal control over financial reporting, contained in the Annual Report under the caption “REPORT OF MANAGEMENT ON THE COMPANY’S INTERNAL CONTROL OVER FINANCIAL REPORTING,” is incorporated herein by reference.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The information contained in the definitive Proxy Statement for FFD’s 2011 Annual Meeting of Shareholders to be held on October 18, 2011 (the “Proxy Statement”) under the captions “PROPOSAL ONE-ELECTION OF DIRECTORS,” “EXECUTIVE OFFICERS,” “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CORPORATE GOVERNANCE – Meetings of the Board and Committees – Audit Committee” is incorporated herein by reference.

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

The following table shows for the 1996 Plan and the Directors Plan the (a) number of common shares issuable upon exercise of outstanding stock options, (b) the weighted average exercise price of those stock options, and (c) the number of common shares remaining for future issuance at June 30, 2011, excluding shares issuable upon exercise of outstanding stock options.  The 1996 Plan has been previously approved by the shareholders; the Directors Plan has not.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (the 1996 Plan) (1)	9,875	$13.12
Equity compensation plans not approved by security holders (the Directors Plan) (2)	8,945	$10.10	3,305
Total	18,820	$11.68	3,305

(1)	On October 8, 2006, the 1996 Plan expired as to new awards and, as a result, no shares remain available for future awards under such plan.

(2)
The Board adopted the Directors Plan because certain restrictions then contained in the 1996 Plan prevented any future option grants to directors under the 1996 Plan.  Because a grant of options to a new director was not possible under the 1996 Plan, the Board adopted the Directors Plan in order to award options to Leonard L. Gundy upon his election as a director at the 2002 Annual Meeting of Shareholders.  There were 12,250 options authorized for issuance under the Directors Plan, of which 4,445 are presently outstanding.  As of September 20, 2011, 4,500 options granted under the Directors Plan have been exercised.  Because of the small number of options available under the Directors Plan, shareholder approval of the plan was not required under NASDAQ rules applicable at the time.  Options granted under the Directors Plan are non-qualified stock options and the option exercise price of each option granted under the Directors Plan must be at least 100% of the “fair market value” (as defined in the Directors Plan) of FFD’s common shares on the date of the grant.

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

The Following consolidated financial statements (and reports thereon) are set forth on pages 16 through 55 of the Annual Report (Exhibit 13 to this Annual Report on Form 10-K) and are incorporated herein by reference:

Pages in 2011 Annual Report To Shareholders
Report of Management on Internal Control Over Financial Reporting	16
Report of Independent Registered Public Accounting Firm	17
Consolidated Statements of Financial Condition for the Years Ended June 30, 2011 and 2010	18
Consolidated Statements of Income for the Years Ended June 30, 2011 and 2010	19
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2011 and 2010	20
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2011 and 2010	21
Consolidated Statements of Cash Flows for the Years Ended June 30, 2011 and 2010	22-23
Notes to Consolidated Financial Statements	24-55

(a)      2.          Financial Statement Schedules

Financial statement schedules have been omitted either because they are not applicable or because the required information is provided in the consolidated financial statements, including the notes thereto, set forth on pages 18 through 55 of the Annual Report (Exhibit 13 to this Annual Report on Form 10-K).

(a)      3.          Exhibits Required by Item 601 of Regulation S-K

The exhibits filed or incorporated by reference as a part of this Annual Report on Form 10-K are listed in the Index to Exhibits, which appears on page 25 hereof and is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FFD FINANCIAL CORPORATION

By:	/s/ Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date: September 28, 2011

Pursuant to the requirements of the security Exchange Act of 1934 this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Richard A. Brinkman, Jr.	/s/ Stephen G. Clinton
Richard A. Brinkman, Jr.	Stephen G. Clinton
Director	Director

Date: September 28, 2011	Date: September 28, 2011

/s/ Leonard L. Gundy	/s/ Enos L. Loader
Leonard L. Gundy	Enos L. Loader
Director	Director

Date: September 28, 2011	Date: September 28, 2011

/s/ Robert D. Sensel	/s/ David W. Kaufman
Robert D. Sensel	David W. Kaufman
Director	Director

Date: September 28, 2011	Date: September 28, 2011

/s/ Robert R. Gerber	/s/ Trent B. Troyer
Robert R. Gerber	Trent B. Troyer
Senior Vice President, Chief Financial Officer and Treasurer	President and Chief Executive Officer (Principal Executive Officer)
(Principal Financial Officer and Principal Accounting Officer)

Date: September 28, 2011	Date: September 28, 2011

INDEX TO EXHIBITS
EXHIBIT NUMBER	DESCRIPTION
3.1	Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.1 to the Registration Statement on Form S-1 (the “S-1”) filed with the Securities and Exchange Commission (the “SEC”) on December 15, 1995
3.2	Certificate of Amendment to Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.2 to Pre-Effective Amendment No. 1 to the S-1 filed with the SEC on February 1, 1996 (“Pre-Effective Amendment No. 1”)
3.3	Certificate of Amendment to Articles of Incorporation of FFD Financial Corporation	Incorporated by reference to Exhibit 3.3 to Pre-Effective Amendment No. 1
3.4	Code of Regulations of FFD Financial Corporation	Incorporated by reference to Exhibit 3.3 to the S-1
10.1	FFD Financial Corporation 1996 Stock Option and Incentive Plan, as amended	Incorporated by reference to Annex A to the Proxy Statement for the 2003 Annual Meeting of Shareholders, filed with the SEC on September 22, 2003 (SEC File No. 000-27916)
10.2	FFD Financial Corporation 2002 Stock Option Plan for Non-Employee Directors	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-KSB for the fiscal year ended June 30, 2003, filed with the SEC on September 29, 2003 (SEC File No. 000-27916)
10.3	Amended and Restated Change of Control Agreement between First Federal Community Bank and Scott C. Finnell dated December 9, 2008	Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K for the fiscal year ended June 30, 2009, filed with the SEC on September 28, 2009 (SEC File No. 000-27916) (the “2009 10-K”)
10.4	Amended and Restated Change of Control Agreement between First Federal Community Bank and Sally K. O’Donnell dated December 9, 2008	Incorporated by reference to Exhibit 10.4 to the 2009 10-K
10.5	Amended and Restated Change of Control Agreement between First Federal Community Bank and Trent B. Troyer dated December 9, 2008	Incorporated by reference to Exhibit 10.5 to the 2009 10-K
10.6	Commercial Security Agreement between FFD Financial Corporation and The Home Loan Savings Bank dated February 25, 2010
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 17, 2010 (SEC File No. 000-27916) (the “March 31, 2010 10-Q”)

10.7	Note dated February 25, 2010, from FFD Financial Corporation to The Home Loan Savings Bank	Incorporated by reference to Exhibit 10.2 to the March 31, 2010 10-Q
10.8	Stock Purchase Agreement dated November 13, 2008, by and FFD Financial Corporation, Bulldog Investors, Kimball and Winthrop, Phillip Goldstein and Andrew Dakos	Incorporated by reference to Exhibit 10 to the Current Report on Form 8-K dated November 13, 2008, filed with the SEC on November 19, 2008 (SEC File No. 000-27916)
13	FFD Financial Corporation 2011 Annual Report to Shareholders	Included herewith
20	Proxy Statement for 2011 Annual Meeting of Shareholders	Incorporated by reference to the Proxy Statement for the 2011 Annual Meeting of Shareholders, filed with the SEC on September 19, 2011 (SEC File No. 000-27916)
21	Subsidiaries of FFD Financial Corporation	Included herewith
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Included herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Included herewith