Form 10-Q
period 2011-09-30
FFD FINANCIAL CORP/OH
filed 2011-11-14
CIK 1006177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☒                      No  ☐

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

Yes ☐                      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  November 11, 2011 – 1,016,096 common shares, no par value

Index

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	September 30,	June 30,
ASSETS	2011	2011
	(Unaudited)

Cash and due from financial institutions	$1,068	$1,352
Interest-bearing deposits in other financial institutions, including overnight deposits	19,049	4,944
Cash and cash equivalents	20,117	16,296

Investment securities available for sale	2,006	6,021
Mortgage-backed securities available for sale	6,176	6,257
Mortgage-backed securities held to maturity, fair value of $51 at September 30, 2011 and $51 at June 30, 2011	50	51
Loans receivable – net of allowance of $1,967 and $2,174	187,536	182,226
Loans held for sale	812	-
Premises and equipment, net	3,940	3,910
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan servicing rights	723	732
Accrued interest receivable	520	515
Prepaid expenses and other assets	969	1,106

Total assets	$225,271	$219,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$18,737	$15,746
Interest bearing	171,645	169,297
Total deposits	190,382	185,043
Federal Home Loan Bank advances	13,083	13,137
Other borrowed funds	630	630
Accrued interest payable	109	118
Accrued and deferred federal income tax	271	62
Other liabilities	1,553	1,575
Total liabilities	206,028	200,565

Commitments and contingent liabilities	-	-

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	-	-
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	-	-
Additional paid-in capital	8,340	8,334
Retained earnings	16,881	16,686
Accumulated comprehensive income, net	67	35
Treasury stock, at cost (448,654 and 443,154 treasury shares at September 30, 2011 and June 30, 2011, respectively)	(6,045)	(6,084)
Total shareholders’ equity	19,243	18,971

Total liabilities and shareholders’ equity	$225,271	$219,536

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS

For the three months ended September 30, 2011 and 2010
(In thousands, except per share data)
(Unaudited)

	2011	2010

Interest and dividend income
Loans, including fees	$2,558	$2,611
Mortgage-backed securities	32	2
Investment securities	28	57
Interest-bearing deposits and other	28	29
	2,646	2,699

Interest expense
Deposits	532	710
Borrowings	130	154
	662	864

Net interest income	1,984	1,835

Provision for loan losses	243	186

Net interest income after provision for loan losses	1,741	1,649

Noninterest income
Net gain on sale of loans	163	260
Mortgage servicing revenue (loss) net of amortization and impairment	(1)	-
Service charges on deposit accounts	109	94
Other	26	27
	297	381

Noninterest expense
Employee and director compensation and benefits	688	643
Occupancy and equipment	145	147
Franchise taxes	60	57
FDIC Insurance Premiums	25	63
Data processing	102	93
ATM processing	40	39
Professional and consulting fees	90	54
Postage and stationary supplies	29	34
Advertising	52	39
Checking account maintenance expense	51	54
Other	196	178
	1,478	1,401

Income before income taxes	560	629

Income tax expense	192	215

Net Income	$368	$414

Earnings per share
Basic	$.36	$.41

Diluted	$.36	$.41

Dividends declared per share	$.17	$.17

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Net income	$368	$414

Other comprehensive income, net of related tax effects:
Unrealized holding gains (losses) on securities available for sale during the period, net of taxes (benefits) of $17 and $(3) in 2011 and 2010, respectively	32	(5)

Comprehensive income	$400	$409

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net cash from operating activities	$200	$920

Cash flows from investing activities:
Purchase of investment securities available for sale	-	(4,000)
Proceeds from maturities/calls of investment securities available for sale	4,000	5,000
Principal repayments on mortgage-backed securities	129	5
Loan originations and payments, net	(5,569)	(2,275)
Additions to premises and equipment	(96)	(21)
Proceeds from the sale of real estate owned	-	18
Net cash from investing activities	(1,536)	(1,273)

Cash flows financing activities:
Net change in deposits	5,339	(494)
Repayments of Federal Home Loan Bank advances	(54)	(61)
Net change in other borrowed funds	-	-
Proceeds from exercise of stock options	45	6
Cash dividends paid	(173)	(172)
Net cash from financing activities	5,157	(721)

Net change in cash and cash equivalents	3,821	(1,074)

Beginning cash and cash equivalents	16,296	9,034

Ending cash and cash equivalents	$20,117	$7,960

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$50

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$-	$31

Interest paid	$671	$873

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2011 and 2010

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three-month period ended September 30, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the “Bank).  All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period.  Diluted earnings per common share include the dilutive effect of additional common shares issuable under the Corporation’s stock option plans.  Stock options for 3,500 shares were not considered in computing diluted earnings per share for each of the three months ended September 30, 2011 and 2010 because they were antidilutive.  The computations are as follows:

	2011	2010

Weighted-average common shares outstanding (basic)	1,015,118	1,011,433
Dilutive effect of assumed exercise of stock options	2,222	2,588
Weighted-average common shares outstanding (diluted)	1,017,340	1,014,021

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

4.  Stock Option Plan (continued)

A summary of the activity in the Plan for the quarter ended September 30, 2011 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	18,820	$11.68
Granted	-	-
Exercised	(4,500)	10.10
Forfeited or expired	-	-
Outstanding at end of period	14,320	$12.18	1.5 yrs	$29,055

Exercisable at end of period	14,320	$12.18	1.5 yrs	$29,055

Options available for grant	-

Information related to the Plan during the quarter ended September 30, 2011 and 2010 follows:

	2011	2010

Intrinsic value of options exercised	$23,850	$4,406
Cash received from options exercised	45,450	6,281
Tax benefit from options exercised	-	-

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010
5.  Loans

Loans at period end and year end were as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Residential real estate
One- to four-family	$72,430	$69,689
Multi-family	7,877	6,961
Nonresidential real estate and land	83,341	81,955
Commercial loans – secured	23,029	22,637
Commercial loans – unsecured	193	132
Consumer and other loans	6,105	6,086
	192,975	187,460

Net deferred loan origination costs	277	293
Undisbursed portion of loans in process	(3,749	(3,353)
Allowance for loan losses	(1,967	(2,174)

Loans, net	$187,536	$182,226

Activity in the allowance for loan losses was as follows:

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending September 30, 2011.

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$935	$861	$268	$110	$-	$2,174
Provision for loan losses	149	77	10	7	-	243
Loans charged-off	(298)	(149)	-	(3)	-	(450)
Recoveries	-	-	-	-	-	-

Ending balance	$786	$789	$278	$114	$-	$1,967

	Three months ended September 30,
	2011	2010
	(in thousands)
Beginning balance	$2,174	$1,993
Provision for loan losses	243	186
Loans charged-off	(450)	(78)
Recoveries	-	1
Ending balance	$1,967	$2,102

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

The following tables presents the balance in the allowance for loan losses and loan balances by portfolio segment and based on impairment method as of September 30, 2011 and June 30, 2011:

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
September 30, 2011	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$124	$119	$21	$-	$264
Collectively evaluated for impairment	662	670	257	114	1,703

Total ending allowance balance	$786	$789	$278	$114	$1,967

Loans
Loans individually evaluated for impairment	$1,612	$1,209	$106	$-	$2,927
Loans collectively evaluated for impairment	77,848	80,228	22,358	6,142	186,576

Total ending loan balance	$79,460	$81,437	$22,464	$6,142	$189,503

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
June 30, 2011	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$323	$222	$23	$-	$568
Collectively evaluated for impairment	612	639	245	110	1,606

Total ending allowance balance	$935	$861	$268	$110	$2,174

Loans
Loans individually evaluated for impairment	$1,802	$587	$71	$-	$2,460
Loans collectively evaluated for impairment	74,707	79,211	21,897	6,125	181,940

Total ending loan balance	$76,509	$79,798	$21,968	$6,125	$184,400

The recorded investment in the aforementioned disclosure and the next several disclosures do not include accrued interest receivable.  Management could not breakout accrued interest receivable by portfolio segment or financial class and it is not considered material.  Accrued interest receivable for the total loan portfolio is $491,000.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

Individually impaired loans at period end and year end were as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Period-end impaired loans with no allocated allowance for loan losses	$1,801	$886
Period-end impaired loans with allocated allowance for loan losses	1,126	1,574

Total	$2,927	$2,460

Amount of the allowance for loan losses allocated	$264	$568

Period-end impaired loans on nonaccural	$1,710	$286
Period-end impaired loans accruing	1,217	2,174
	$2,927	$2,460

The following table presents loans individually evaluated for impairment by class of loans as of September 30, 2011:

	Unpaid Principal balance	Recorded investment	Allowance for loan losses allocated	Average recorded investment	Interest income recognized	Cash Basis interest recognized
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$1,291	$1,044	$-	$1,274	$11	$11
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	708	703	-	706	3	3
Commercial loans - secured	49	49	-	51	-	-
Commercial loans – unsecured	5	5	-	5	-	-
Consumer and other loans	-	-	-	-	-	-
Total with no related allowance recorded	$2,053	$1,801	$-	$2,036	$14	$14

With an allowance recorded:
Residential
One- to four-family	$582	$567	$124	$578	$3	$3
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	664	506	119	590	-	-
Commercial loans - secured	55	53	21	56	-	-
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total with an allowance recorded	$1,301	$1,126	$264	$1,224	$3	$3

Total	$3,354	$2,927	$264	$3,260	$17	$17

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

The following table presents loans individually evaluated for impairment by class as of June 30, 2011:

	Unpaid principal balance	Recorded investment	Allowance for loan losses allocated
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$878	$878	$-
Multi-family	-	-	-
Nonresidential real estate and land	-	-	-
Commercial loans - secured	8	8	-
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with no related allowance recorded	$886	$886	$-

With an allowance recorded:
Residential
One- to four-family	$933	$924	$323
Multi-family	-	-	-
Nonresidential real estate and land	590	587	222
Commercial loans - secured	64	63	23
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with an allowance recorded	$1,587	$1,574	$568

Total	$2,473	$2,460	$568

 At September 30, 2011 and June 30, 2011, there were no loans past due 90 days and still on accrual.

The following table presents information for loans individually evaluated for impairment as of September 30, 2010:

September 30, 2010
(in thousands)

Average of individually impaired loans during the period	$3,076
Interest income recognized during the impairment	30
Cash-basis interest income recognized	30

Nonaccrual loans were as follows:

	September 30, 2011	June 30, 2011
	(in thousands)
Residential real estate
One- to four-family	$936	$1,073
Multi-family	46	-
Nonresidential real estate and land	956	646
Commercial loans – secured	95	58
Commercial loans – unsecured	-	-
Consumer and other loans	14	20
	$2,047	$1,797

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

The following table presents the aging of the recorded investment in past due loans as of September 30, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$181	$190	$302	$673	$70,901	$71,574
Multifamily	101	591	-	692	7,194	7,886
Nonresidential real estate and land	182	286	216	684	80,753	81,437
Commercial loans – secured	54	-	37	91	22,180	22,271
Commercial loans – unsecured	-	-	-	-	193	193
Consumer and other loans	45	14	7	66	6,076	6,142
Total	$563	$1,081	$562	$2,206	$187,297	$189,503

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011:

	30-59 days past due	60-89 days past due	Greater than 90 days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$386	$534	$300	$1,220	$68,320	$69,540
Multi-family	103	-	-	103	6,866	6,969
Nonresidential real estate and land	337	146	181	664	79,134	79,798
Commercial loans – secured	2	48	53	103	21,733	21,836
Commercial loans – unsecured	-	-	-	-	132	132
Consumer and other loans	63	28	12	103	6,022	6,125
Total	$891	$756	$546	$2,193	$182,207	$184,400

Troubled Debt Restructurings:

The Corporation has allocated $126,000 and $125,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and June 30, 2011.  The Corporation had not committed to lend additional amounts as of September 30, 2011 and June 30, 2011 to customers whose loans were classified as troubled debt restructurings.

During the three month period ending September 30, 2011, there were no modifications of loans that would be considered troubled debt restructurings.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

There were no payment defaults for troubled debt restructurings within twelve months following the modification during the period ending September 30, 2011.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

A commercial or consumer loan is considered to be in payment default once it is 11 days contractually past due under the modified terms.  A residential real estate loan is considered to be in payment default once it is 16 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

At September 30, 2011, one- to four-family and nonresidential real estate and land considered to be troubled debt restructurings totaled $955,000 and $474,000.

Credit Quality Indicators:

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

Pass:  Loans that are analyzed but that do not meet the criteria to be considered special mention, substandard or doubtful as defined below.

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

5.  Loans (continued)

As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class is as follows:

	Not rated	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$69,360	$-	$379	$1,707	$128	$71,574
Multi-family	-	7,250	590	46	-	7,886
Nonresidential real estate and land	-	80,104	170	1,140	23	81,437
Commercial loans – secured	-	22,122	47	102	-	22,271
Commercial loans – unsecured	-	193	-	-	-	193
Consumer and other loans	6,104	-	24	14	-	6,142

Total	$75,464	$109,669	$1,210	$3,009	$151	$189,503

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class is as follows:

	Not rated	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$67,094	$-	$641	$1,765	$40	$69,540
Multi-family	-	6,923	46	-	-	6,969
Nonresidential real estate and land	-	78,625	397	595	181	79,798
Commercial loans – secured	-	21,715	113	8	-	21,836
Commercial loans – unsecured	-	79	-	-	53	132
Consumer and other loans	6,068	-	51	-	6	6,125

Total	$73,162	$107,342	$1,248	$2,368	$280	$184,400

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

6.  Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains recognized in accumulated other comprehensive income were as follows:

	September 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$1,999	$5	$-	$2,004
Equity securities	2	-	-	2

Total	2,001	5	-	2,006

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	153	-	-	153
Government National Mortgage Association participation certificates	5,927	96	-	6,023
Total mortgage-backed securities available for sale	6,080	96	-	6,176

Total	$8,081	$101	$-	$8,182

	June 30, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
	(In thousands)
U.S. Government agency obligations	$5,999	$20	$-	$6,019
Equity securities	2	-	-	2

Total	6,001	20	-	6,021

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	156	1	-	157
Government National Mortgage Association participation certificates	6,069	31	-	6,100
Total mortgage-backed securities available for sale	6,225	32	-	6,257

Total	$12,226	$52	$-	$12,278

All mortgage backed securities held by the Corporation at September 30, 2011 and June 30, 2011 had underlying collateral of residential real estate.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

6.  Securities (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		September 30, 2011
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage Corporation participation certificates	$50	$1	$-	$51
Total mortgage-backed securities held to maturity	$50	$1	$-	$51

	June 30, 2011
	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
	(In thousands)
Federal Home Loan Mortgage Corporation participation certificates	$51	$-	$-	$51
Total mortgage-backed securities held to maturity	$51	$-	$-	$51

No securities were sold during the quarter ended September 30, 2011 or 2010.

The fair value of debt securities and carrying amount, if different, at September 30, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	amount	value	cost	value
	(in thousands)

Due in one year or less	$-	$-	$-	$-
Due from one to five years	-	-	-	-
Due from five to ten years	-	-	999	1,002
Due after ten years	-	-	1,000	1,002
Mortgage-backed	50	51	6,080	6,176
Total	$50	$51	$8,079	$8,180

Securities pledged to secure public deposits at September 30, 2011, and June 30, 2011, had carrying amounts of $5.4 million and $5.2 million, respectively

At September 30, 2011, and June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. There were no securities with unrealized losses at September 30, 2011 and June 30, 2011

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

7.  Recent Accounting Developments

In April 2011, the Financial Accounting Standards Board (“FASB”) amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. This Accounting Standards Update (“ASU”) clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  The adoption of this guidance did not have a material impact on the Corporation’s consolidated financial statements.

8.  Newly Issued But Not Yet Effective Accounting Standards

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this guidance are effective for interim and annual reporting periods beginning after December 15, 2011.  The Company is currently evaluating the impact of this amendment on the consolidated financial statements.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholder’s equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements.  The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.  Early adoption is permitted.  The adoption of this amendment will have no impact on the consolidated financial statements as the current presentation of comprehensive income complies with this amendment.

9.  Fair Value Measurement

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

Level 3: Significant unobservable inputs that reflect the entity’s own assumptions about how market participants would price an asset or liability.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

9.  Fair Value Measurement (continued)

The Corporation determines fair values of securities available for sale by either (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) using matrix pricing, which is a Level 2 input.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities.

The fair value of loan servicing rights carried at fair value due to impairment is based on a valuation model that calculates the present value of estimated net servicing income.  The valuation model incorporates assumptions that market participants would use in estimating future net servicing income.  The Corporation is able to compare the valuation model inputs and results to widely published industry data for reasonableness, resulting in a Level 2 classification.

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

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$2,004	$-	$2,004	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	153	-	153	-
Government National Mortgage Association participation certificates-residential	6,023	-	6,023	-
Total securities available for sale	$8,182	$2	$8,810	$-

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

9.  Fair Value Measurement (continued)

		Fair Value Measurements at June 30, 2011 Using
	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$6,019	$-	$6,019	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	157	-	157	-
Government National Mortgage Association participation certificates-residential	6,100	-	6,100	-

Total securities available for sale	$12,278	$2	$12,276	$-

All mortgage backed securities held by the Corporation at September 30, 2011 and June 30, 2011, had underlying collateral of residential real estate

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Loan servicing rights	$-	$192	$-
Impaired loans, net of allowance
Residential one-to-four-family	-	-	443
Nonresidential real estate and land	-	-	387
Commercial loans – secured	-	-	32
Total	$-	$192	$862

The following impairment charges were recognized during the quarter ended September 30, 2011:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $192,000, resulting in a valuation allowance of $34,000. A net benefit of $8,000 from the recovery of servicing rights fair value was included in earnings for the three months ended September 30, 2011.  Servicing rights totaling $531,000 were carried at amortized cost.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

9.  Fair Value Measurement (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $1.1 million, with a valuation allowance of $264,000, resulting in a reduction in the provision for loan losses of $304,000 for the three months ended September 30, 2011.

	Fair Value Measurements at June 30, 2011 Using
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(in thousands)

Assets:
Loan servicing rights	$-	$97	$-
Impaired loans, net of allowance
Residential one-to-four-family	-	-	601
Nonresidential real estate and land	-	-	365
Commercial loans – secured	-	-	40
Total	$-	$97	$1,006

The following represent impairment charges recognized during the year ended June 30, 2011:

Impaired loan servicing rights, which are carried at the lower of cost or fair value based on stratifying rights into groupings, were written down to fair value of $97,000, resulting in a valuation allowance of $41,000. A net benefit of $67,000 from the recovery of servicing rights fair value of was included in earnings for the year ending June 30, 2011.  Servicing rights totaling $635,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.57 million, with a valuation allowance of $568,000, resulting in an additional provision for loan losses of $456,000 for the year ended June 30, 2011.

Carrying amount and estimated fair values of financial instruments at period end were as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
	(in thousands)

Financial assets
Cash and cash equivalents	$20,117	$20,117	$16,296	$16,296
Investment Securities	2,006	2,006	6,021	6,021
Mortgage-backed securities	6,226	6,226	6,308	6,308
Loans, net, including loans held for sale	188,348	187,755	182,226	182,004
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	520	520	515	515

Financial liabilities
Deposits	$(190,382)	$(191,924)	$(185,043)	$(187,265)
Federal Home Loan Bank advances	(13,083)	(13,732)	(13,137)	(13,667)
Other borrowed funds	(630)	(630)	(630)	(630)
Accrued interest payable	(109)	(109)	(118)	(118)

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-month periods ended September 30, 2011 and 2010

9.  Fair Value Measurement (continued)

The methods and assumptions used to estimate fair value are described as follows:

Carrying amount is the value of cash and is the estimated fair value for cash equivalents, accrued interest receivable and payable, demand deposits, short-term debt, and variable rate loans or deposits that reprice frequently and fully.   For fixed rate loans or deposits and for variable rate loans or deposits with infrequent repricing or repricing limits, fair value is based on discounted cash flows using current market rates applied to the estimated life and credit risk.  Fair value of debt is based on current rates for similar financing.  It was not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.  The fair value of off-balance-sheet items is not considered material.

Index

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve inherent risks and uncertainties, and may address our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements may generally be identified by words such as “may,” “expected,” “anticipated,” “estimated,” “intends,” “believes,” “plans,” “will,” “would,” “should,” “could,” “might,” “can,” or similar words.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to:

•	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in our market area;
•	deteriorating credit and asset quality;
•	political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
•	changes in the interest rate environment and reductions in interest margins;
•	prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions;
•	our ability to maintain required capital levels and adequate sources of funding and liquidity;
•	competitive pressures among depository institutions;
•	effects of critical accounting policies and judgments;
•	required changes in accounting policies or procedures;
•	legislative or regulatory changes or actions, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”);
•	our ability to attract and retain key personnel;
•	our ability to dividend money from the Bank to the Corporation; and
•	our reputation in our primary market.

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

Critical accounting policies are those policies that require management's most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. The Corporation has identified the appropriateness of the allowance for loan losses as a critical accounting policy and an understanding of this policy is necessary to understand the financial statements. Footnote 5 (Loans), and Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form 10-K for the year ended June 30, 2011 provide detail regarding the Corporation's accounting for the allowance for loan losses.  There have been no significant changes in the application of accounting policies since June 30, 2011.

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

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at September 30, 2011. Management is not aware of any matters occurring subsequent to September 30, 2011 that would cause the Bank's capital category to change.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

The Bank’s actual and required capital amounts (in thousands) and ratios at September 30, 2011.

	Actual		Required For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

Total capital to risk weighted assets	$21,018	12.40%	$13,607	8.00%	$17,009	10.00%

Tier 1 (core) capital to risk weighted assets	19,315	11.40%	6,804	4.00%	10,205	6.00%

Tier 1 (core) capital to Adjusted assets	19,315	8.60%	9,004	4.00%	11,255	5.00%

Tangible capital (to adjusted total assets)	19,315	8.60%	3,377	1.50%	N/A	N/A

General

The Corporation’s net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by overall economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may also materially impact our performance.

Tuscarawas County and Holmes County in the Bank's primary market area have 8.2% and 6.2% unemployment, respectively.  This compares reasonably well to the State of Ohio’s unemployment rate of 9.1% for September 2011.  In this market area, residential real estate sales and construction remain relatively soft.  Commercial loan demand also remains soft, making finding qualified borrowers a challenge.

On July 21, 2010, President Obama signed Dodd-Frank into law.  Dodd-Frank imposes new restrictions and an expanded framework of regulatory oversight on financial institutions, including depository institutions. In addition, Dodd-Frank has changed the jurisdictions of bank regulatory agencies, and in particular transferred the regulation of federal savings associations, such as the Bank, from the Office of Thrift Supervision (“OTS”) to the Office of the Comptroller of the Currency (the “OCC”). Savings and loan holding companies, like the Corporation, are now regulated by the Federal Reserve Board (“FRB”).  Because Dodd-Frank requires various federal agencies to adopt a broad range of regulations with significant discretion, many of the details of the new law and the effects it will have on the Corporation and the Bank will not be known for months or even years.  Many provisions of Dodd-Frank will not be implemented immediately and will require interpretation and extensive rule making by federal regulators. The Corporation is closely monitoring all relevant sections of Dodd-Frank to ensure continued compliance with laws and regulations.

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

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011

The Corporation’s total assets at September 30, 2011, were $225.3 million, a $5.7 million, or 2.6%, increase from the total at June 30, 2011.

Cash and cash equivalents totaled $20.1 million at September 30, 2011, an increase of $3.8 million, or 23.4%, from the total at June 30, 2011.  The increase was primarily a result of deposit growth and proceeds from calls of investment securities available for sale. The Corporation also holds funds in interest-bearing deposits that may be invested in securities or loans or used for other purposes.

Investment securities totaled $2.0 million at September 30, 2011, a $4.0 million, or 66.7%, decrease from the total at June 30, 2011, resulting from three investment securities that were called.  As a result of principal repayments and mark to market adjustments, mortgage-backed securities totaled $6.2 million at September 30, 2011, a $81,000, or 1.3%, decrease from the total June 30, 2010 of $6.3 million.

Loans receivable, including loans held for sale, totaled $188.3 million at September 30, 2011, an increase of $6.1 million, or 3.4%, from the June 30, 2011 total.  The portfolio of loans secured by one- to four-family residential real estate increased by $2.7 million, or 3.9%, to $72.4 million at September 30, 2011.  Loans secured by nonresidential real estate and land totaled $83.3 million at September 30, 2011, an increase of $1.4 million, or 1.7%, from June 30, 2011.  Commercial loans increased $453,000, or 2.0%, from June 30, 2011 to a total of $23.2 million at September 30, 2011.  Loan originations during the period totaling $25.7 million were substantially offset by principal repayments of $20.1 million, adjustments to the allowance for loan losses and net unamortized fees and costs.  During the three-month period ended September 30, 2011, loan originations were comprised of $15.4 million of one- to four-family residential real estate loans, $5.9 million of nonresidential real estate loans, $1.1 million of consumer loans, $2.2 million of commercial loans, and $1.1 million of multifamily real estate loans.   The increase in one- to four-family residential real estate originations resulted primarily from refinancings, not increased demand from home buyers.  Nonresidential real estate and commercial lending generally involve a higher degree of risk than one- to four-family residential real estate lending due to the relatively larger loan amounts and the effects of general economic conditions on the successful operation of income-producing properties and businesses.  The Corporation endeavors to reduce this risk by evaluating the credit history and past performance of the borrower, the location of the real estate, the quality of the management operating the property or business, the debt service ratio, the quality and characteristics of the income stream generated by the property or business and appraisals supporting the real estate or collateral valuation.

The allowance for loan losses totaled $2.0 million at September 30, 2011, a decrease of $207,000, or 9.5%, from June 30, 2011, and represented 1.04% of total loans and 1.18% of total loans at those dates, respectively.  The decrease resulted from charge-offs of $450,000, $304,000 of which were impaired loans with specific reserves allocated to them in prior periods. The charge-offs were partially offset by provisions of $243,000. An increase of $96,000 in general reserves was recorded on non-impaired loans during the quarter ended September 30, 2011 as compared to the prior quarter largely in response to loan portfolio growth.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011 (continued)

Nonaccrual loans were $2.0 million at September 30, 2011 and $1.8 million at June 30, 2011, which represented 1.08% and .97% of total loans at those respective dates.  Non-accruing non-residential real estate and land mortgage loans increased by $310,000, multifamily residential increased by $46,000, commercial loans-secured increased by $37,000, one- to four-family properties secured by first liens decreased by $137,000 and consumer and other loans decreased by $6,000.  The decrease in one- to four-family properties was partially due to the resolution of a number of non-performing one- to four-family loans during the quarter.  Delinquent loans to total loans were 1.16% at September 30, 2011 and 1.19% at June 30, 2011.  At September 30, 2011, there were no loans past due over 90 days and still on accrual.  Management has reviewed these loans for loss exposure and believes they are adequately collateralized in the event of foreclosure.  There can be no assurance that increases in nonaccrual and delinquent loans will not occur in future periods.

The composition of the loan portfolio remained relatively the same from June 30, 2011 to September 30, 2011.  Residential real estate, one- to four-family and multifamily and nonresidential real estate and land loans make up most of the portfolio.  Impaired loan balances were $2.9 million (with an allowance of $264,000) and $2.5 million (with an allowance of $568,000) at September 30, 2011 and June 30, 2011, respectively.  Although management believes that the allowance for loan losses at September 30, 2011, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Prepaid expenses and other assets totaled $969,000 at September 30, 2011, a $137,000, or 12.4%, decrease from the June 30, 2011 balance of $1.1 million.  The amortization of prepaid franchise tax, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and promotional expense accounted for $116,000 of the decrease and was partially offset by additional prepaid expenses in other operating accounts.

Deposits totaled $190.4 million at September 30, 2011, a $5.3 million, or 2.9%, increase from total deposits at June 30, 2011.  This increase was a result of deposit growth at the Bank’s branches and what we believe is our strong banking franchise and reputation in the market.  Our customers also moved funds into insured deposit accounts from uninsured investment vehicles, such as stocks and mutual funds, further increasing liquidity.  We also experienced the continued growth of the Kasasa© program that is designed to attract lower cost transactional deposit relationships, allowing us to reduce reliance on time deposits.  The Kasasa© program has an added benefit of enhancing non-interest income through increased point of sale transaction activity.

FHLB advances decreased $54,000 from June 30, 2011 to September 30, 2011.  Other borrowed money, consisting of a line of credit with another financial institution, was unchanged with a balance of $630,000 at both June 30, 2011 and September 30, 2011.

Other liabilities totaled $1.6 million at September 30, 2011, with a $22,000 decrease.

Shareholders’ equity totaled $19.2 million at September 30, 2011, an increase of $272,000, or 1.4%, from June 30, 2011.  The increase was due to net earnings of $368,000, a treasury stock issuance of $39,000 from a stock option exercise, an increase in the unrealized gain on securities designated as available for sale of $32,000, and additional paid in capital of $6,000 from a stock option exercise, which were partially offset by dividends of $173,000.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010

General

The Corporation’s net earnings totaled $368,000 for the three months ended September 30, 2011, a decrease of $46,000, or 11.1%, from the net earnings of $414,000 recorded in the comparable period in 2010.  The decrease in net earnings resulted from increases of $77,000, or 5.5%, in noninterest expense, $57,000, or 30.7%, in the provision for losses on loans and a decrease of $84,000, or 22.1%, in noninterest income which were partially offset by an increase of $149,000, or 8.1%, in net interest income and a decrease of and $23,000, or 10.7%, in federal income tax expense.

Net Interest Income

The Bank experienced an increase in net interest income in the current quarter as a result of its efforts to grow income generating assets and the favorable re-pricing of time deposits.

Total interest expense decreased by $202,000, or 23.4%, to $662,000 for the three months ended September 30, 2011, compared to the three months ended September 30, 2010.  Interest expense on deposits decreased by $178,000, or 25.1%, due to a 52 basis point decrease in the average cost of deposits, to 1.13% for the 2011 period, which was partially offset by a $16.2 million, or 9.4%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $24,000, or 15.6%, due to a $556,000, or 3.9%, decrease in the average balance outstanding, and a 52 basis point decrease in the average cost.

Total interest income decreased $53,000, or 2.0%, to $2.6 million for the three months ended September 30, 2011, compared to the same period in 2010.  The decrease was due primarily to a 46 basis point decrease in yield, which was partially offset by a $17.2 million increase in the average balances outstanding.  Interest income on loans decreased by $53,000, or 2.0%, due to a 24 basis point decrease in yield, which was partially offset by an increase of $4.2 million, or 2.3%, in the average loan portfolio balance outstanding.  Interest income on investment securities decreased by $29,000, or 50.9%, due to a 60 basis point decrease in yield and a $2.8 million, or 38.0%, decrease in the average balance outstanding.  Interest income on interest bearing deposits decreased $1,000, or 3.5%, to a total of $28,000 for the three-months ended September 30, 2011, due to a 116 basis point decrease in yield which was partially offset by a $9.8 million, or 157.4%, increase in the average balance outstanding.  Interest income on mortgage-backed securities increased by $30,000, due to an increase of $5.9 million in the average balance outstanding, which was partially offset by a 50 basis point decrease in yield. Mortgage-backed securities totalling $6.0 million were purchased in the fourth quarter of fiscal 2011. This purchase was a strategy to improve asset yield and diversify our investment portfolio from step-up callable agency securities into shorter term cash flow instruments.

As a result of the foregoing, net interest income increased by $149,000, or 8.1%, for the three months ended September 30, 2011, compared to the same period in 2010.  The interest rate spreads were 3.63% and 3.62%, and the net interest margins were 3.71% and 3.72%, for the three-month periods ended September 30, 2011 and 2010, respectively.

Provision for Losses on Loans

The Corporation recorded a $243,000 provision for losses on loans during the three months ended September 30, 2011, and a $186,000 provision for the comparable quarter in 2010.  The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  Net charge-offs were $450,000 for the quarter ended September 30, 2011 and $77,000 for the comparable quarter in 2010.  The increase in net charge-offs was primarily attributable to the charge-off of impaired loans which had $304,000 of specific reserves allocated to them in prior periods.  The decision to charge-off these loans was due to continued evaluation of the borrower’s ability to pay and economic circumstances.  An increase of $96,000 in general reserves was recorded on non-impaired loans during the quarter ended September 30, 2011 as compared to the prior quarter largely in response to loan portfolio growth.  Although management believes that the provision was adequate at September 30, 2011, there can be no assurance that the loan loss allowance will be adequate to cover

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010 (continued)

losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $297,000 for the three months ended September 30, 2011, a decrease of $84,000, or 22.1%, from the 2010 total.  Net gain on sale of loans decreased by $97,000, or 37.3%, to $163,000 for the three months ended September 30, 2011, compared to $260,000 for the three months ended September 30, 2010.  The decrease in gain on sale of loans resulted from a 52.5% decrease in loans sold into the secondary mortgage market due to a significant decline in the number of newly originated and refinanced loans in the current economic climate.  Service charges on deposit accounts increased by $15,000, or 16.0%, to $109,000 for the three months ended September 30, 2011, compared to $94,000 for the same period in 2010.  Mortgage servicing revenue decreased $1,000 in 2011 compared to the same period in 2010.

Noninterest Expense

Noninterest expense totaled $1.5 million for the three months ended September 30, 2011, an increase of $77,000, or 5.5%, compared to the same period in 2010.  The increase in noninterest expense includes increases of $45,000, or 7.0%, in employee and director compensation and benefits, $36,000, or 66.7%, in professional and consulting fees, $18,000, or 10.1%, in other operating expense, $13,000, or 33.3%, in advertising, $9,000, or 9.7%, in data processing, $3,000, or 5.3%, in franchise tax, $1,000, or 2.6%, in ATM processing, which were partially offset by decreases of $38,000, or 60.3%, in FDIC insurance expense, $5,000, or 14.7%, in postage and stationary supplies, $3,000, or 5.6% in checking account maintenance expense, and $2,000, or 1.4%, in occupancy and equipment expense.  The increase in employee compensation was due to additional staffing for operations and normal merit increases.  The increase in professional and consulting fees resulted from consulting fees for analysis and contract negotiations for data processing services.  The increase in advertising was partially the result of marketing the Kasasa© checking and savings program.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Corporation benefitted from the change in the assessment base, which reduce its deposit premiums.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $192,000 for the three months ended September 30, 2011, a decrease of $23,000, or 10.7%, over the same period in 2010.  The decrease resulted from a $69,000, or 11.0%, decrease in earnings before taxes.  The Corporation’s effective tax rates were 34.3% and 34.2%, for the three-month periods ended September 30, 2011 and 2010, respectively.

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

(a)
During the quarter ended September 30, 2011, the Corporation issued a total of 4,500 unregistered shares upon the exercise of stock options for an aggregate purchase price of $45,450.00.  The sales were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

(b)	None

(c)	None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits
	31.1	Section 302 Chief Executive Officer certification
	31.2	Section 302 Chief Financial Officer certification
	32.1	Section 906 Chief Executive Officer certification
	32.2	Section 906 Chief Financial Officer certification
	101.INS	XBRL Instance Document
	101.SCH	XBRL Taxonomy Extension Schema
	101.CAL	XBRL Taxonomy Extension Calculation Linkbase
	101.LAB	XBRL Taxonomy Extension Label Linkbase
	101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Index

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	November 14, 2011	By:	/s/Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	November 14, 2011	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer