Form 10-Q
period 2011-12-31
FFD FINANCIAL CORP/OH
filed 2012-02-14
CIK 1006177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Ohio	34-1821148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

Yes ☐                      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: February 10, 2012 – 1,016,096 common shares, no par value

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	December 31,	June 30,
ASSETS	2011	2011
	(Unaudited)

Cash and due from financial institutions	$1,195	$1,352
Interest-bearing deposits in other financial institutions, including overnight deposits	21,372	14,944
Cash and cash equivalents	22,567	16,296

Investment securities available for sale	1,004	6,021
Mortgage-backed securities available for sale	11,031	6,257
Mortgage-backed securities held to maturity,fair value of $49 at December 31, 2011 and $51 at June 30, 2011	49	51
Loans receivable – net of allowance of $2,130 and $2,174	190,529	182,226
Loans held for sale	943	-
Premises and equipment, net	3,919	3,910
Federal Home Loan Bank of Cincinnati: stock, at cost	2,422	2,422
Loan servicing rights	709	732
Accrued interest receivable	529	515
Prepaid expenses and other assets	984	1,106

Total assets	$234,686	$219,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$20,045	$15,746
Interest bearing	179,185	169,297
Total deposits	199,230	185,043
Federal Home Loan Bank advances	12,949	13,137
Other borrowed funds	566	630
Accrued interest payable	113	118
Accrued and deferred federal income tax	411	62
Other liabilities	1,885	1,575
Total liabilities	215,154	200,565

Commitments and contingent liabilities	-	-

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	-	-
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	-	-
Additional paid-in capital	8,340	8,334
Retained earnings	17,163	16,686
Accumulated comprehensive income, net	74	35
Treasury stock, at cost (438,654 and 443,154 treasury shares at December 31, 2011 and June 30, 2011, respectively)	(6,045)	(6,084)
Total shareholders’ equity	19,532	18,971

Total liabilities and shareholders’ equity	$234,686	$219,536

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS
 (In thousands, except per share data)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2011	2010	2011	2010

Interest income
Loans, including fees	$2,589	$2,616	$5,147	$5,227
Mortgage-backed securities	49	4	81	6
Investment securities	8	40	36	97
Interest-bearing deposits and other	30	28	58	57
	2,676	2,688	5,322	5,387
Interest expense
Deposits	509	594	1,041	1,304
Borrowings	129	152	259	306
	638	746	1,300	1,610

Net interest income	2,038	1,942	4,022	3,777

Provision for losses on loans	163	346	406	532

Net interest income after provision for losses on loans	1,875	1,596	3,616	3,245

Noninterest income
Net gain on sale of loans	258	275	421	535
Mortgage servicing loss	(59)	(65)	(60)	(65)
Service charges on deposit accounts	101	86	210	180
Other	31	31	57	58
	331	327	628	708
Noninterest expense
Employee and director compensation and benefits	661	626	1,349	1,269
Occupancy and equipment	163	141	308	288
Franchise taxes	61	67	121	124
FDIC Insurance Premiums	18	61	43	124
Data processing	96	87	198	180
ATM processing	40	33	80	72
Professional and consulting fees	86	81	176	135
Postage and stationery supplies	51	51	80	85
Advertising	71	51	123	90
Checking account maintenance expense	52	55	103	109
Other	216	186	412	364
	1,515	1,439	2,993	2,840

Income before income taxes	691	484	1,251	1,113

Income tax expense	237	167	429	382

Net Income	$454	$317	$822	$731

Earnings per share
Basic	$.45	$.31	$.81	$.72

Diluted	$.45	$.31	$.81	$.72

Dividends declared per share	$.17	$.17	$.34	$.34

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In thousands)
(Unaudited)

	For the three months		For the six months
	ended December 31,		ended December 31,
	2011	2010	2011	2010

Net income	$454	$317	$822	$731

Other comprehensive income (loss), net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $4, $(64),$21 and $(67), during the respective periods	7	(126)	39	(131)

Comprehensive income	$461	$191	$861	$600

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2011 and 2010
(In thousands)
(Unaudited)

	2011	2010

Cash flows from operating activities:
Net cash from operating activities	$1,002	$5,949

Cash flows from investing activities:
Purchase of investment securities available for sale	(4,991)	(8,000)
Proceeds from maturities/calls of investment securities available for sale	5,000	6,000
Principal repayments on mortgage-backed securities	475	11
Loan originations and payments, net	(8,705)	(2,343)
Additions to premises and equipment	(145)	(35)
Proceeds from the sale of real estate owned	-	18
Net cash from investing activities	(8,366)	(4,349)

Cash flows financing activities:
Net change in deposits	14,187	3,184
Repayments of Federal Home Loan Bank advances	(188)	(282)
Net change in other borrowed funds	(64)	-
Proceeds from exercise of stock options	45	6
Cash dividends paid	(345)	(344)
Net cash from financing activities	13,635	(2,564)

Net change in cash and cash equivalents	6,271	4,164

Beginning cash and cash equivalents	16,296	9,034

Ending cash and cash equivalents	$22,567	$13,198

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$375

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$-	$18

Interest paid	$1,305	$1,631

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six-and three-month periods ended December 31, 2011 and 2010

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three- and six-month periods ended December 31, 2011, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the “Bank).  All significant intercompany items have been eliminated.

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional common shares issuable under the Corporation’s stock option plans.  Stock options for 3,500 shares were not considered in computing diluted earnings per share for each of the three and six months ended December 31, 2011 and 2010 because they were antidilutive.  The computations are as follows:

	For the three months ended		For the six months ended
	December 31,		December 31,
	2011	2010	2011	2010

Weighted-average common shares outstanding (basic)	1,016,096	1,011,596	1,015,607	1,011,519
Dilutive effect of assumed exercise of stock options	1,832	2,574	2,046	2,585
Weighted-average common shares outstanding (diluted)	1,017,928	1,014,170	1,017,653	1,014,104

4.  Stock Option Plan

The FFD Financial Corporation 1996 Stock Option and Incentive Plan (the “Plan”) expired as to new awards in October of 2006.  Options granted prior to expiration remain exercisable for ten years from the grant date, unless terminated in accordance with the Plan or the applicable award agreement.  In addition, the Corporation has an option plan in which only one director participates.  The director-only plan was adopted in 2002 to permit an option issuance to a new director because the terms of the Plan at the time limited the aggregate number of options available for awards to directors.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

4.  Stock Option Plan (continued)

A summary of the activity in the Plan for the six months ended December 31, 2011 follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
		exercise	contractual	intrinsic
	Shares	price	term	value

Outstanding at beginning of period	18,820	$11.68
Granted	-		-
Exercised	(4,500)	10.10
Forfeited or expired	-	-
Outstanding at end of period	14,320	$12.18	1.2 yrs	$29,055

Exercisable at end of period	14,320	$12.18	1.2 yrs	$29,055

Options available for grant	-

Information related to the Plan during the six months ended December 31, 2011 and 2010 follows:

	2011	2010

Intrinsic value of options exercised	$23,850	$4,406
Cash received from options exercised	45,450	6,281
Tax benefit from options exercised	-	-

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans

Loans at period end and year end were as follows:

	December 31,	June 30,
	2011	2011
	(in thousands)
Residential real estate
One- to four-family	$73,441	$69,689
Multi-family	8,071	6,961
Nonresidential real estate and land	85,678	81,955
Commercial loans – secured	21,604	22,637
Commercial loans – unsecured	196	132
Consumer and other loans	5,890	6,086
	194,880	187,460

Net deferred loan origination costs	297	293
Undisbursed portion of loans in process	(2,518)	(3,353)
Allowance for loan losses	(2,130)	(2,174)

Loans, net	$190,529	$182,226

Activity in the allowance for loan losses was as follows:

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011.

	Residential	Nonresidential	Commercial
	real	real estate	secured and	Consumer
	estate	and land	unsecured	and other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$935	$861	$268	$110	$-	$2,174
Provision for loan losses	219	154	26	7	-	406
Loans charged-off	(298)	(149)	-	(3)	-	(450)
Recoveries	-	-	-	-	-	-

Ending balance	$856	$866	$294	$114	$-	$2,130

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011.

	Residential	Nonresidential	Commercial
	real	real estate	secured and	Consumer
	estate	and land	unsecured	and other	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$786	$789	$278	$114	$-	$1,967
Provision for loan losses	70	77	16	-	-	163
Loans charged-off	-	-	-	-	-	-
Recoveries	-	-	-	-	-	-

Ending balance	$856	$866	$294	$114	$-	$2,130

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

	Three months ended		Six months ended
	December 31,		December 31,
	2011	2010	2011	2010
	(in thousands)		(in thousands)

Beginning balance	$1,967	$2,102	$2,174	$1,993
Provision for loan losses	163	346	406	532
Loans charged-off	-	(17)	(450)	(95)
Recoveries	-	-	-	1
Ending balance	$2,130	$2,431	$2,130	$2,431

The following tables present the balance in the allowance for loan losses and loan balances by portfolio segment and based on the impairment method as of December 31, 2011 and June 30, 2011:

	Residential	Nonresidential	Commercial
	real	real estate	secured and	Consumer
	estate	and land	unsecured	and other	Total
December 31, 2011	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$140	$131	$21	$-	$292
Collectively evaluated for impairment	716	735	273	114	1,838

Total ending allowance balance	$856	$866	$294	$114	$2,130

Loans
Loans individually evaluated for impairment	$1,695	$1,037	$93	$-	$2,825
Loans collectively evaluated for impairment	79,381	83,486	21,042	5,925	189,834

Total ending loan balance	$81,076	$84,523	$21,135	$5,925	$192,659

	Residential	Nonresidential	Commercial
	real	real estate	secured and	Consumer
	estate	and land	unsecured	and other	Total
June 30, 2011	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$323	$222	$23	$-	$568
Collectively evaluated for impairment	612	639	245	110	1,606

Total ending allowance balance	$935	$861	$268	$110	$2,174

Loans
Loans individually evaluated for impairment	$1,802	$587	$71	$-	$2,460
Loans collectively evaluated for impairment	74,707	79,211	21,897	6,125	181,940

Total ending loan balance	$76,509	$79,798	$21,968	$6,125	$184,400

The recorded investment in the aforementioned disclosure and the next several disclosures do not include accrued interest receivable and loan origination fees, net.  The recorded investment in loans excludes accrued interest receivable or loan origination fees, net due to immateriality.  Accrued interest receivable for the total loan portfolio is $499,000.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

Individually impaired loans at period end and year end were as follows:

	December 31,	June 30,
	2011	2011
	(in thousands)
Period-end impaired loans with no allocated allowance for loan losses	$1,523	$886
Period-end impaired loans with allocated allowance for loan losses	1,302	1,574

Total	$2,825	$2,460

Amount of the allowance for loan losses allocated	$292	$568

Period-end impaired loans on nonaccural	$1,581	$286
Period-end impaired loans accruing	1,244	2,174
	$2,825	$2,460

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid		Allowance for
	Principal	Recorded	loan losses
	balance	investment	allocated
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$982	$979	$-
Multi-family	-	-	-
Nonresidential real estate and land	509	503	-
Commercial loans - secured	42	41	-
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with no related allowance recorded	$1,533	$1,523	$-

With an allowance recorded:
Residential
One- to four-family	$909	$716	$140
Multi-family	-	-	-
Nonresidential real estate and land	707	534	131
Commercial loans - secured	54	52	21
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with an allowance recorded	$1,670	$1,302	$292

Total	$3,203	$2,825	$292

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

The following table presents loans individually evaluated for impairment by class of loans for the six-and three-month periods ended December 31, 2011:

	For the three months ended			For the six months ended
	December 31, 2011			December 31, 2011

	Average	Interest	Cash Basis	Average	Interest	Cash Basis
	recorded	income	interest	recorded	income	interest
	investment	recognized	recognized	investment	recognized	recognized
	(in thousands)			(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$983	$17	$17	$1,010	$28	$28
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	506	3	3	509	6	6
Commercial loans - secured	43	-	-	44	-	-
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total with no related allowance recorded	$1,532	$20	$20	$1,563	$34	$34

With an allowance recorded:
Residential
One- to four-family	$747	$-	$-	$840	$3	$3
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	544	-	-	630	-	-
Commercial loans - secured	52	-	-	55	-	-
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total with an allowance recorded	$1,343	$-	$-	$1,525	$3	$3

Total	$2,875	$-	$-	$3,088	$37	$37

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

The following table presents loans individually evaluated for impairment by class as of June 30, 2011:

	Unpaid		Allowance for
	principal	Recorded	loan losses
	balance	investment	allocated
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$878	$878	$-
Multi-family	-	-	-
Nonresidential real estate and land	-	-	-
Commercial loans - secured	8	8	-
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with no related allowance recorded	$886	$886	$-

With an allowance recorded:
Residential
One- to four-family	$933	$924	$323
Multi-family	-	-	-
Nonresidential real estate and land	590	587	222
Commercial loans - secured	64	63	23
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with an allowance recorded	$1,587	$1,574	$568

Total	$2,473	$2,460	$568

 At December 31, 2011 and June 30, 2011, there were no loans past due 90 days and still on accrual.

The following table presents information for loans individually evaluated for impairment for the six-and three-month periods ended December 31, 2010:

	For the three months ended	For the six months ended
	December 31, 2010	December 31, 2010
	(in thousands)	(inthousands0

Average of individually impaired loans during the period	$2,648	$3,074
Interest income recognized during the impairment	19	49
Cash-basis interest income recognized	19	49

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

Nonaccrual loans were as follows:

	December 31,	June 30,
	2011	2011
	(in thousands)
Residential real estate
One- to four-family	$875	$1,073
Multi-family	574	-
Nonresidential real estate and land	931	646
Commercial loans – secured	86	58
Commercial loans – unsecured	-	-
Consumer and other loans	12	20
	$2,478	$1,797

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011:

	30-59	60-89	90 or more
	days	days	days	Total	Loans not
	past due	past due	past due	past due	past due	Total
	(in thousands)
Residential real estate
One- to four-family	$365	$187	$338	$890	$72,107	$72,997
Multifamily	-	-	-	-	8,079	8,079
Nonresidential real estate and land	127	57	389	573	83,950	84,523
Commercial loans – secured	435	-	86	521	20,418	20,939
Commercial loans – unsecured	-	-	9	9	187	196
Consumer and other loans	80	9	-	89	5,836	5,925

Total	$1,007	$253	$822	$2,082	$190,577	$192,659

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011:

	30-59	60-89	90 or more
	days	days	days	Total	Loans not
	past due	past due	past due	past due	past due	Total
	(in thousands)
Residential real estate
One- to four-family	$386	$534	$300	$1,220	$68,320	$69,540
Multi-family	103	-	-	103	6,866	6,969
Nonresidential real estate and land	337	146	181	664	79,134	79,798
Commercial loans – secured	2	48	53	103	21,733	21,836
Commercial loans – unsecured	-	-	-	-	132	132
Consumer and other loans	63	28	12	103	6,022	6,125

Total	$891	$756	$546	$2,193	$182,207	$184,400

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

Troubled Debt Restructurings:

The Corporation has allocated $142,000 and $125,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and June 30, 2011.  The Corporation had not committed to lend additional amounts as of December 31, 2011 and June 30, 2011 to customers whose loans were classified as troubled debt restructurings.

During the six-month period ending December 31, 2011, there were three modifications of loans totaling $218,000 that would be considered troubled debt restructurings.  At December 31, 2011 the balance of the loans were $216,000.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

All troubled debt restructured loans which were modified prior to June 30, 2011 performed in accordance with their modified terms for the six-month period ending December 31, 2011.

A troubled debt restructured commercial or consumer loan is considered to be in payment default once it is 11 days contractually past due under the modified terms.  A troubled debt restructured residential real estate loan is considered to be in payment default once it is 16 days contractually past due under the modified terms.

In order to determine whether a borrower is experiencing financial difficulty, an evaluation is performed of the probability that the borrower will be in payment default on any of its debt in the foreseeable future without the modification. This evaluation is performed under the Corporation’s internal underwriting policy.

At December 31, 2011, one- to four-family troubled debt restructurings totaled $1,117,000 and nonresidential real estate and land troubled debt restructurings totaled $507,000.  There were no commercial or consumer troubled debt restructurings.

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

Special mention:  Loans that have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Corporation’s credit position at some future date.

Substandard:  Loans that are inadequately protected by the current net worth and paying capacity of the obligor or the collateral pledged, if any.  These loans have a well-defined weakness or weaknesses that jeopardize the collection or liquidation of the debt.  They are characterized by the distinct possibility that the Corporation will sustain some loss if the deficiencies are not corrected.

Doubtful:  Loans that have all the weaknesses inherent of those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

5.  Loans (continued)

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class is as follows:

			Special
	Not rated	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$70,812	$-	$333	$1,678	$174	$72,997
Multi-family	-	7,406	628	45	-	8,079
Nonresidential real estate and land	-	83,226	165	964	168	84,523
Commercial loans – secured	-	20,802	3	134	-	20,939
Commercial loans – unsecured	-	192	-	4	-	196
Consumer and other loans	5,897	-	21	7	-	5,925

Total	$76,709	$111,626	$1,150	$2,832	$342	$192,659

As of June 30, 2011, and based on the most recent analysis performed, the risk category of loans by class is as follows:

			Special
	Not rated	Pass	mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$67,094	$-	$641	$1,765	$40	$69,540
Multi-family	-	6,923	46	-	-	6,969
Nonresidential real estate and land	-	78,625	397	595	181	79,798
Commercial loans – secured	-	21,715	113	8	-	21,836
Commercial loans – unsecured	-	79	-	-	53	132
Consumer and other loans	6,068	-	51	-	6	6,125

Total	$73,162	$107,342	$1,248	$2,368	$280	$184,400

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

6.  Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains recognized in accumulated other comprehensive income were as follows:

	December 31, 2011

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
U.S. Government agency obligations	$1,000	$2	$-	$1,002
Equity securities	2	-	-	2

Total	1,002	2	-	1,004

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	150	1	-	151
Government National Mortgage Association participation certificates	10,771	109	-	10,880
Total mortgage-backed securities available for sale	10,921	110	-	11,031

Total	$11,923	$112	$-	$12,035

	June 30, 2011

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
U.S. Government agency obligations	$5,999	$20	$-	$6,019
Equity securities	2	-	-	2

Total	6,001	20	-	6,021

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	156	1	-	157
Government National Mortgage Association participation certificates	6,069	31	-	6,100
Total mortgage-backed securities available for sale	6,225	32	-	6,257

Total	$12,226	$52	$-	$12,278

All mortgage backed securities held by the Corporation at December 31, 2011 and June 30, 2011 had underlying collateral of residential real estate.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

6.  Securities (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	December 31, 2011

		Gross	Gross
	Carrying	unrecognized	unrecognized	Fair
	amount	gains	losses	value
	(In thousands)
Federal Home Loan Mortgage
Corporation participation certificates	$49	$-	$-	$49
Total mortgage-backed securities held to maturity	$49	$-	$-	$49

	June 30, 2011

		Gross	Gross
	Carrying	unrecognized	unrecognized	Fair
	amount	gains	losses	value
	(In thousands)
Federal Home Loan Mortgage
Corporation participation certificates	$51	$-	$-	$51
Total mortgage-backed securities held to maturity	$51	$-	$-	$51

No securities were sold during the three or six months ended December 31, 2011 or 2010.

The fair value and carrying amount of debt securities at December 31, 2011 by contractual maturity were as follows.  Securities not due at a single maturity date, which consist primarily of mortgage-backed securities, are shown separately.  Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	amount	value	cost	value
	(in thousands)

Due in one year or less	$-	$-	$-	$-
Due from one to five years	-	-	-	-
Due from five to ten years	-	-	-	-
Due after ten years	-	-	1,000	1,002
Mortgage-backed	49	49	10,921	11,031
Total	$49	$49	$11,921	$12,033

Securities pledged to secure public deposits at December 31, 2011, and June 30, 2011, had carrying amounts of $5.1 million and $5.2 million, respectively.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

6.  Securities (continued)

At December 31, 2011, and June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity. One security had an unrealized loss of $2,000 at December 31, 2011.  The decline in fair value is attributable to changes in interest rates and not credit quality, and because the Corporation does not intend to sell these U. S. Government agency securities, and it is likely that it will not be required to sell the securities before their anticipated recovery, the Corporation does not consider these securities to be other-than-temporarily impaired at December 21, 2011.  There were no securities with unrealized losses at and June 30, 2011.

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

8.  Fair Value Measurement

Fair value is the price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.  There are three levels of inputs that may be used to measure fair value:

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

The Corporation determines fair values of securities available for sale by either (i) obtaining quoted prices on nationally recognized securities exchanges, which are Level 1 inputs, or (ii) using matrix pricing, which is a Level 2 input.  Matrix pricing is a mathematical technique widely used in the industry to value debt securities that relies on the securities’ relationship to other benchmark quoted securities, rather than relying exclusively on quoted prices for the specific securities.

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

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches, including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and available income data and result in a Level 3 classification.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

8.  Fair Value Measurement (continued)

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair value measurements
	at December 31, 2011 Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Carrying	assets	inputs	inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$1,002	$-	$1,002	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	151	-	151	-
Government National Mortgage
Association participation certificates-residential	10,880	-	10,880	-

Total securities available for sale	$12,035	$2	$12,033	$-

	Fair value measurements
	at June 30, 2011 Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
	Carrying	assets	inputs	inputs
	amount	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$6,019	$-	$6,019	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	157	-	157	-
Government National Mortgage Association participation certificates-residential	6,100	-	6,100	-

Total securities available for sale	$12,278	$2	$12,276	$-

All mortgage backed securities held by the Corporation at December 31, 2011 and June 30, 2011, had underlying collateral of residential real estate

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

8.  Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair value measurements
	at December 31, 2011 Using
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Loan servicing rights	$-	$419	$-
Impaired loans, net of allowance
Residential one-to-four-family	-	-	576
Nonresidential real estate and land	-	-	403
Commercial loans – secured	-	-	31
Total	$-	$419	$1,010

The following impairment charges were recognized during the three and six months ended December 31, 2011:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $419,000, resulting in a valuation allowance of $52,000. Net charges of $18,000 and $10,000 were included in earnings for the three and six months ended December 31, 2011, respectively.  A net benefit of servicing rights totaling $290,000 was carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $2.83 million, with a valuation allowance of $292,000, resulting in an additional provision for loan losses of $28,000 and a reduction in the provision for loan losses of $276,000 for the respective three-and six-month periods ended December 31, 2011.

	Fair value measurements
	at June 30, 2011 Using
	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)

Assets:
Loan servicing rights	$-	$97	$-
Impaired loans, net of allowance
Residential one-to-four-family	-	-	601
Nonresidential real estate and land	-	-	365
Commercial loans – secured	-	-	40
Total	$-	$97	$1,006

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the six-and three-month periods ended December 31, 2011 and 2010

8.  Fair Value Measurement (continued)

The following impairment charges were recognized during the year ended June 30, 2011:

Impaired loan servicing rights, which are carried at the lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $97,000, resulting in a valuation allowance of $41,000. A net benefit of $67,000 from the recovery of servicing rights fair value was included in earnings for the year ending June 30, 2011.  Servicing rights totaling $635,000 were carried at amortized cost.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $1.57 million, with a valuation allowance of $568,000, resulting in an additional provision for loan losses of $456,000 for the year ended June 30, 2011.

Carrying amount and estimated fair values of financial instruments at period end were as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	amount	value	amount	value
	(in thousands)

Financial assets
Cash and cash equivalents	$22,567	$22,567	$16,296	$16,296
Investment Securities	1,004	1,004	6,021	6,021
Mortgage-backed securities	11,080	11,080	6,308	6,308
Loans, net, including loans held for sale	191,472	191,831	182,226	182,004
Federal Home Loan Bank stock	2,422	n/a	2,422	n/a
Accrued interest receivable	529	529	515	515

Financial liabilities
Deposits	$(199,230)	$(200,830)	$(185,043)	$(187,265)
Federal Home Loan Bank advances	(12,949)	(13,518)	(13,137)	(13,667)
Other borrowed funds	(566)	(566)	(630)	(630)
Accrued interest payable	(113)	(113)	(118)	(118)

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
 AND RESULTS OF OPERATIONS (CONTINUED)

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve inherent risks and uncertainties, and may address our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements may generally be identified by the words “may,” “expected,” “anticipated,” “estimated,” “intends,” “believes,” “plans,” “will,” “would,” “should,” “could,” “might,” “can,” or similar words.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to:

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

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Business Overview

The Corporation is a unitary savings and loan holding company incorporated in Ohio in 1996. Our primary business is the operation of the Bank, our principal subsidiary.  The Bank is a federally chartered savings association established in 1898.  In April 2011, First Federal filed an application with the Office of the Comptroller of the Currency (“OCC”) to convert its charter from a federal savings bank to a national bank, which was approved on October 4, 2011. Once the conversion is completed, First Federal will become a national bank, subject to the rules and regulations governing national banks, and will be subject to regulation, supervision and examination by the OCC and FDIC.  In connection with First Federal’s conversion to a national bank, FFD applied to the Federal Reserve to become a bank holding company, which was approved on December 2, 2011. FFD will convert from a savings and loan holding company to a bank holding company and will be regulated, supervised and examined by the Fed.  These conversions are expected to occur in the third quarter of fiscal 2012.

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

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at December 31, 2011. Management is not aware of any matters occurring subsequent to December 31, 2011 that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below for December 31, 2011 and at fiscal year end.

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	As of December 31, 2011
Total capital to risk weighted assets	$21,382	12.26%	$13,947	8.00%	$17,434	10.00%

Tier 1 (core) capital to risk weighted assets	19,544	11.21%	6,974	4.00%	10,460	6.00%

Tier 1 (core) capital to adjusted assets	19,544	8.33%	9,382	4.00%	11,727	5.00%

Tangible capital (to adjusted total assets)	19,544	8.33%	3,518	1.50%	N/A	N/A

					To Be Well
			Required		Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
	As of June 30, 2011
Total capital to risk weighted assets	$20,794	12.43%	$13,388	8.0%	$16,735	10.0%

Tier 1 (core) capital to risk weighted assets	19,137	11.44%	6,694	4.0%	10,041	6.0%

Tier 1 (core) capital to adjusted assets	19,137	8.72%	8,779	4.0%	10,973	5.0%

Tangible capital (to adjusted total assets)	19,137	8.72%	3,292	1.50%	N/A	N/A

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

Tuscarawas County and Holmes County in the Bank's primary market area had 7.3% and 5.2% unemployment at December 31, 2011, respectively.  This compares favorably to the State of Ohio’s unemployment rate of 7.6% for December 2011.  In this market area, however, residential real estate sales and construction remain relatively soft.  Commercial loan demand is showing signs of improvement and overall loan demand was stronger than in prior quarters. Tuscarawas County, and to a lesser extent Holmes County, is experiencing an elevated level of oil and natural gas related economic activity related to the Marcellus Shale and Utica Shale gas and oil reserves.

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

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011

The Corporation’s total assets at December 31, 2011, were $234.7 million, a $15.2 million, or 6.9%, increase from the total at June 30, 2011.

Cash and cash equivalents totaled $22.6 million at December 31, 2011, an increase of $6.3 million, or 38.5%, from the total at June 30, 2011.  The increase was primarily a result of deposit growth and proceeds from calls of investment securities available for sale.  The Corporation also holds funds in interest-bearing deposits that may in the future be primarily invested in securities or loans.

Investment securities totaled $1.0 million at December 31, 2011, a $5.0 million, or 83.3%, decrease from the total at June 30, 2011, resulting from four investment securities that were called.  As a result of purchases and mark to market adjustments, mortgage-backed securities totaled $11.1 million at December 31, 2011, a $4.8 million, or 75.7%, increase from the total June 30, 2010 of $6.3 million.  Investments were made in liquid mortgage-backed securities to improve our asset yield and provide liquidity until those funds can be used to originate loans.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011 (continued)

Loans receivable, including loans held for sale, totaled $191.5 million at December 31, 2011, an increase of $9.2 million, or 5.1%, from the June 30, 2011 total.  The portfolio of loans secured by one- to four-family residential real estate increased by $3.8 million, or 5.4%, to $73.4 million at December 31, 2011.  Loans secured by nonresidential real estate and land totaled $85.7 million at December 31, 2011, an increase of $3.7 million, or 4.5%, from June 30, 2011.  Multi-family loans increased by $1.1 million, or 15.6%, to $8.1 million at December 31, 2011.  Commercial loans decreased $969,000, or 4.3%, from June 30, 2011 to a total of $21.8 million at December 31, 2011.

Loan originations during the period totaling $55.4 million were substantially offset by principal repayments of $46.7 million, adjustments to the allowance for loan losses and net unamortized fees and costs.  During the six-month period ended December 31, 2011, loan originations were comprised of $33.9 million of one- to four-family residential real estate loans, $14.0 million of nonresidential real estate loans, $4.4 million of commercial loans, $1.9 million of consumer loans and $1.2 million of multifamily real estate loans.  The increase in one- to four-family residential real estate originations resulted primarily from refinancings, while demand from home buyers remained soft.  The increase in nonresidential real estate and land and commercial loans resulted from increased refinancings along with increased demand for commercial loans.

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

The allowance for loan losses totaled $2.1 million at December 31, 2011, a decrease of $44,000, or 2.0%, from June 30, 2011, and represented 1.11% and 1.18% of total loans at those respective dates.  The decrease resulted from charge-offs of $450,000, of which $304,000 were impaired loans with specific reserves allocated to them in prior periods.  The charge-offs were partially offset by provisions of $406,000. An increase of $135,000 in general reserves was recorded on non-impaired loans during the quarter ended December 31, 2011 as compared to the prior quarter, largely in response to loan portfolio growth.

Nonaccrual loans were $2.5 million at December 31, 2011 and $1.8 million at June 30, 2011, which represented 1.29% and .97% of total loans at those respective dates. Non-accruing multifamily residential increased by $574,000, non-residential real estate and land mortgage loans increased by $285,000, commercial loans-secured increased by $28,000, one- to four-family properties secured by first liens decreased by $198,000 and consumer and other loans decreased by $8,000.  The decrease in one- to four-family properties was partially due to the resolution of a number of non-performing one- to four-family loans during the period.  The increase in non-accruing loans was primarily the result of a change in loan classifications. Delinquent loans to total loans were 1.08% at December 31, 2011 and 1.19% at June 30, 2011.  At December 31, 2011, there were no loans past due over 90 days and still on accrual.  Management has reviewed these loans for loss exposure and believes they are adequately collateralized in the event of foreclosure.  There can be no assurance that increases in nonaccrual and delinquent loans will not occur in future periods.

The composition of the loan portfolio remained relatively the same from June 30, 2011 to December 31, 2011.  One- to four-family and multifamily residential real estate and nonresidential real estate and land loans make up most of the portfolio.  Impaired loan balances were $2.8 million (with an allowance of $292,000) and $2.5 million (with an allowance of $568,000) at December 31, 2011 and June 30, 2011, respectively.  Although management believes that the allowance for loan losses at December 31, 2011, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011 (continued)

Prepaid expenses and other assets totaled $984,000 at December 31, 2011, a $122,000, or 11.0%, decrease from the June 30, 2011 balance of $1.1 million.  The amortization of prepaid franchise tax, Federal Deposit Insurance Corporation (“FDIC”) insurance premiums and promotional expense accounted for substantially all of the decrease and were partially offset by increases in insurance, service contracts and other operating accounts.

Deposits totaled $199.2 million at December 31, 2011, a $14.2 million, or 7.7%, increase from total deposits at June 30, 2011.  This increase was attributable to deposit growth at the Bank’s branches resulting from what management believes is our strong banking franchise and reputation in the Bank’s market.  Our customers also moved funds into insured deposit accounts from uninsured investment vehicles, such as stocks and mutual funds, further increasing liquidity.  We also experienced the continued growth of the Kasasa© program that is designed to attract lower cost transactional deposit relationships, allowing us to reduce reliance on time deposits.  The Kasasa© program has an added benefit of enhancing non-interest income through increased point of sale transaction activity. We also believe that some deposit growth may be attributable to elevated mineral rights leasing payments to land owners related to the Marcellus Shale and Utica Shale natural gas and oil reserves.

FHLB advances decreased $188,000 due to principal repayments from June 30, 2011 to December 31, 2011.  Other borrowed money, consisting of a line of credit with another financial institution, decreased $64,000 from June 30, 2011 to December 31, 2011.

Other liabilities totaled $1.9 million at December 31, 2011, a $310,000 increase from the June 30, 2011 balance of $1.6 million.  The increase was primarily due to an increase of $259,000 in custodial payments processing accounts.

Shareholders’ equity totaled $19.5 million at December 31, 2011, an increase of $561,000, or 3.0%, from June 30, 2011.  The increase was primarily due to net earnings of $822,000, and an increase in the unrealized gain on securities designated as available for sale of, net of tax, totaling $39,000, which were partially offset by dividends of $345,000.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the six-Month Periods Ended December 31, 2011 and 2010

General

The Corporation’s net earnings totaled $822,000 for the six months ended December 31, 2011, an increase of $91,000, or 12.5%, from the net earnings of $731,000 recorded in the comparable period in 2010.  The increase in net earnings resulted from an increase of $245,000, or 6.5%, in net interest income and a decrease of $126,000, or 23.7%, in the provision for losses on loans, which were partially offset by a decrease of $80,000, or 11.3%, in noninterest income and increases of $153,000, or 5.4%, in noninterest expenses and $47,000, or 12.3%, in the provision for federal income taxes.

Net Interest Income

The Bank experienced an increase in net interest income in the current period as a result of its efforts to grow income generating assets and the favorable re-pricing of time deposits.

Total interest income decreased $65,000, or 1.2%, to $5.3 million for the six months ended December 31, 2011, compared to the same period in 2010.  The decrease was due primarily to an average 56 basis point decrease in yield, which was partially offset by a $19.8 million increase in the average balances outstanding.  Interest income on loans decreased by $80,000, or 1.5%, due to a 27 basis point decrease in yield, which was partially offset by an increase of $6.1 million, or 3.4%, in the average loan portfolio balance outstanding.  Interest income on investment securities decreased by $61,000, or 63.0%, due to a 52 basis point decrease in yield and a $3.7 million, or 55.3%, decrease in the average balance outstanding.  Interest income on interest bearing deposits increased $1,000, or 1.8%, to a total of $58,000 for the six-months ended December 31, 2011, due to a $9.5 million, or 121.6%, increase in the average balance outstanding, which was partially offset by a 79 basis point decrease in yield.  Interest income on mortgage-backed securities increased by $75,000, due to an increase of $7.9 million in the average balance outstanding.  Mortgage-backed securities totaling $5.0 million were purchased in the first quarter of fiscal 2012.  This purchase was a strategy to improve asset yield and diversify our investment portfolio from step-up callable agency securities to increase the cash flow of the investment portfolio.

Total interest expense decreased by $310,000, or 19.3%, to $1.3 million for the six months ended December 31, 2011, compared to the 2010 period.  Interest expense on deposits decreased by $263,000, or 20.2%, due to a 42 basis point decrease in the average cost of deposits, to 1.08% for the 2011 period, which was partially offset by a $19.3 million, or 11.1%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $47,000, or 15.4%, due to a $537,000, or 3.8%, decrease in the average balance outstanding, and a 53 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $245,000, or 6.5%, for the six months ended December 31, 2011, compared to the same fiscal period in 2010.  The interest rate spreads were 3.62% and 3.71%, and the net interest margins were 3.69% and 3.81%, for the six-month periods ended December 31, 2011 and 2010, respectively.  The decrease in the interest rate spread and net interest margin have been the result of interest earning assets re-pricing to lower rates faster than interest costing liabilities and liquid assets having lower yields.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2011 and 2010 (continued)

Provision for Losses on Loans

The Corporation recorded a $406,000 provision for losses on loans during the six months ended December 31, 2011, and a $532,000 provision for the comparable quarter in 2010.  The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  Net charge-offs were $450,000 for the six months ended December 31, 2011 and $95,000 for the comparable six months in 2010.  The increase in net charge-offs was primarily attributable to the charge-off of impaired loans which had $304,000 of specific reserves allocated to them in prior periods.  The decision to charge-off these loans was due to continued evaluation of the borrower’s ability to pay and economic circumstances.  An increase of $232,000 in general reserves was recorded on non-impaired loans during the six months ended December 31, 2011 compared to the prior period largely in response to loan portfolio growth.  Although management believes that the provision was adequate at December 31, 2011, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $628,000 for the six months ended December 31, 2011, a decrease of $80,000, or 11.3%, from the 2010 total.  Net gain on sale of loans decreased by $114,000, or 21.3%, to $421,000 for the six months ended December 31, 2011, compared to $535,000 for the six months ended December 31, 2010.  The decrease in gain on sale of loans resulted from a 35.7% decrease in loans sold into the secondary mortgage market due to a significant decline in the number of newly originated and refinanced loans in the current economic climate.  Service charges on deposit accounts increased by $30,000, or 16.7%, to $210,000 for the six months ended December 31, 2011, compared to $180,000 for the same period in 2010.  Mortgage servicing revenue increased $5,000 in 2011 compared to the same period in 2010.

Noninterest Expense

Noninterest expense totaled $3.0 million for the six months ended December 31, 2011, an increase of $153,000, or 5.4%, compared to the same period in 2010.  The increase in noninterest expense includes increases of $80,000, or 6.3%, in employee and director compensation and benefits, $41,000, or 30.4%, in professional and consulting fees, $48,000, or 13.2%, in other operating expense, $33,000, or 36.7%, in advertising and $20,000, or 6.9%, in occupancy and equipment expense, which were partially offset by a decrease of $81,000, or 65.3%, in FDIC insurance expense.  The increase in employee compensation was due to additional staffing for operations and normal merit increases.  The increase in professional and consulting fees resulted from consulting fees for analysis and contract negotiations for data processing services and one-time costs related to our pending conversion from a thrift charter to a national bank charter and bank holding company.  The increase in advertising was partially the result of marketing the Kasasa© checking and savings program.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Corporation benefitted from the change in the assessment base, which reduced its deposit premiums.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $429,000 for the six months ended December 31, 2011, an increase of $47,000, or 12.3%, over the same period in 2010.  The increase resulted from a $138,000, or 12.4%, increase in earnings before taxes.  The Corporation’s effective tax rate was 34.3% for both six-month periods ended December 31, 2011 and 2010, respectively.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2011 and 2010

General

The Corporation’s net earnings totaled $454,000 for the three months ended December 31, 2011, an increase of $137,000, or 43.2%, from the net earnings of $317,000 recorded in the comparable period in 2010.  The increase in net earnings resulted from increases of $96,000, or 4.9%, in net interest income and a decrease of $183,000, or 52.9%, in the provision for losses on loans, which were partially offset by increases of $76,000, or 5.3%, in noninterest expenses and $70,000, or 41.9%, in the provision for federal income taxes.

Net Interest Income

Total interest income decreased $12,000, or 0.5%, to $2.7 million for the three months ended December 31, 2011, compared to the same period in 2010.  The decrease was due primarily to an average 57 basis point decrease in yield, which was partially offset by a $22.4 million increase in the average balances outstanding.  Interest income on loans decreased by $27,000, or 1.0%, due to a 30 basis point decrease in yield, which was partially offset by an increase of $8.1 million, or 4.4%, in the average loan portfolio balance outstanding.  Interest income on investment securities decreased by $32,000, or 80.0%, due to a $5.0 million, or 80.0%, decrease in the average balance outstanding and a 30 basis point decrease in yield.  Interest income on interest bearing deposits increased $2,000, or 7.1%, to a total of $30,000 for the three-months ended December 31, 2011, due to a $10.0 million, or 111.4%, increase in the average balance outstanding which was partially offset by a 62 basis point decrease in yield.  Interest income on mortgage-backed securities increased by $45,000, due to an increase of $9.4 million in the average balance outstanding.

Total interest expense decreased by $108,000, or 14.5%, to $662,000 for the three months ended December 31, 2011, compared to the three months ended December 31, 2010.  Interest expense on deposits decreased by $85,000, or 14.3%, due to a 33 basis point decrease in the average cost of deposits, to 1.04% for the 2011 period, which was partially offset by a $22.4 million, or 12.9%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $23,000, or 15.1%, due to a $521,000, or 3.7%, decrease in the average balance outstanding, and a 53 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $96,000, or 4.9%, for the three months ended December 31, 2011, compared to the same period in 2010.  The interest rate spreads were 3.60% and 3.80%, and the net interest margins were 3.67% and 3.89%, for the three-month periods ended December 31, 2011 and 2010, respectively.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2011 and 2010 (continued)

Provision for Losses on Loans

The Corporation recorded a $163,000 provision for losses on loans during the three months ended December 31, 2011, and a $406,000 provision for the comparable quarter in 2010.  The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  There were no net charge-offs for the quarter ended December 31, 2011 and $329,000 for the comparable quarter in 2010.  An increase of $135,000 in general reserves was recorded on non-impaired loans during the quarter ended December 31, 2011 as compared to the prior quarter largely in response to loan portfolio growth.  Although management believes that the provision was adequate at December 31, 2011, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $331,000 for the three months ended December 31, 2011, an increase of $4,000, or 1.2%, from the 2010 total.  Net gain on sale of loans decreased by $17,000, or 6.2%, to $258,000 for the three months ended December 31, 2011, compared to $275,000 for the three months ended December 31, 2010.  The decrease in gain on sale of loans resulted from a 22.4% decrease in loans sold into the secondary mortgage market due to a significant decline in the number of newly originated and refinanced loans in the current economic climate.  Service charges on deposit accounts increased by $15,000, or 17.4%, to $101,000 for the three months ended December 31, 2011, compared to $86,000 for the same period in 2010.  Mortgage servicing revenue decreased $6,000 in 2011 compared to the same period in 2010.

Noninterest Expense

Noninterest expense totaled $1.5 million for the three months ended December 31, 2011, an increase of $76,000, or 5.3%, compared to the same period in 2010.  The increase in noninterest expense includes increases of $35,000, or 5.6%, in employee and director compensation and benefits, $30,000, or 16.1%, in other operating expense, $22,000, or 15.6%, in occupancy and equipment expense and $20,000, or 39.2%, in advertising, which were partially offset by decreases of $43,000, or 70.5%, in FDIC insurance expense.  The increase in employee compensation was due to additional staffing for operations and normal merit increases.  The increase in occupancy and equipment expense was due to increases in maintenance and software contracts expense.  The increase in advertising was partially the result of marketing the Kasasa© checking and savings program.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Corporation benefitted from the change in the assessment base, which reduce its deposit premiums.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $237,000 for the three months ended December 31, 2011, an increase of $70,000, or 41.9%, over the same period in 2010.  The increase resulted from a $207,000, or 42.8%, increase in earnings before taxes.  The Corporation’s effective tax rates were 34.3% and 34.2%, for the three-month periods ended December 31, 2011 and 2010, respectively.

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

Index

FFD Financial Corporation

PART II

ITEM 1.	Legal Proceedings

None

ITEM 1A:	Risk Factors

Not required

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	(Removed and Reserved)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits
31.1	Section 302 Chief Executive Officer certification
31.2	Section 302 Chief Financial Officer certification
32.1	Section 906 Chief Executive Officer certification
32.2	Section 906 Chief Financial Officer certification
101	Interactive Data File

Index

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	February 14, 2012	By:	/s/Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	February 14, 2012	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer