Form 10-Q
period 2012-03-31
FFD FINANCIAL CORP/OH
filed 2012-05-15
CIK 1006177

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-27916

FFD FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Ohio	38-1821148
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

321 North Wooster Avenue, Dover, Ohio  44622

(Address of principal executive offices) (Zip Code)

(330)  364-7777

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

Yes ☐                      No  ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:May 14, 2012 – 1,016,096 common shares, no par value

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except share data)

	March 31,	June 30,
ASSETS	2012	2011
	(Unaudited)

Cash and due from financial institutions	$1,141	$1,352
Interest-bearing deposits in other financial institutions, including overnight deposits	22,190	14,944
Cash and cash equivalents	23,331	16,296

Investment securities available for sale	2	6,021
Mortgage-backed securities available for sale	10,469	6,257
Mortgage-backed securities held to maturity, fair value of $41 at March 31, 2012 and $51 at June 30, 2011	41	51
Loans receivable – net of allowance of $2,214 and $2,174	193,537	182,226
Loans held for sale	764	-
Premises and equipment, net	3,947	3,910
Federal Home Loan Bank of Cincinnati stock, at cost	2,422	2,422
Loan servicing rights	667	732
Accrued interest receivable	559	515
Prepaid expenses and other assets	1,504	1,106

Total assets	$237,243	$219,536

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits
Non-interest bearing	$17,857	$15,746
Interest bearing	184,264	169,297
Total deposits	202,121	185,043
Federal Home Loan Bank advances	12,428	13,137
Other borrowed funds	566	630
Accrued interest payable	102	118
Accrued and deferred federal income tax	402	62
Other liabilities	1,821	1,575
Total liabilities	217,440	200,565

Shareholders’ equity
Preferred stock - authorized 1,000,000 shares without par value; no shares issued	-	-
Common stock - authorized 5,000,000 shares without par or stated value; 1,454,750 shares issued	-	-
Additional paid-in capital	8,340	8,334
Retained earnings	17,409	16,686
Accumulated comprehensive income, net	99	35
Treasury stock, at cost (438,654 and 443,154 treasury shares at March 31, 2012 and June 30, 2011, respectively)	(6,045)	(6,084)
Total shareholders’ equity	19,803	18,971

Total liabilities and shareholders’ equity	$237,243	$219,536

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF EARNINGS
 (In thousands, except per share data)
(Unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2012	2011	2012	2011
Interest income
Loans, including fees	$2,569	$2,509	$7,716	$7,736
Mortgage-backed securities	44	1	125	7
Investment securities	2	35	38	132
Interest-bearing deposits and other	35	30	93	87
	2,650	2,575	7,972	7,962
Interest expense
Deposits	497	542	1,538	1,846
Borrowings	124	148	383	454
	621	690	1,921	2,300

Net interest income	2,029	1,885	6,051	5,662

Provision for losses on loans	150	120	556	652

Net interest income after provision for losses on loans	1,879	1,765	5,495	5,010

Noninterest income
Net gain on sale of loans	225	56	646	591
Mortgage servicing revenue (loss)	(49)	47	(109)	(18)
Service charges on deposit accounts	125	84	335	264
Other	54	27	111	85
	355	214	983	922
Noninterest expense
Employee and director compensation and benefits	706	669	2,055	1,938
Occupancy and equipment	169	124	477	412
Franchise taxes	63	61	184	185
FDIC Insurance Premiums	22	76	65	200
Data processing	105	109	303	289
ATM processing	50	36	130	108
Professional and consulting fees	97	72	273	207
Postage and stationery supplies	37	32	117	117
Advertising	64	40	187	130
Checking account maintenance expense	47	50	150	159
Other	237	182	649	546
	1,597	1,451	4,590	4,291

Income before income taxes	637	528	1,888	1,641

Income tax expense	218	180	647	562

Net Income	$419	$348	$1,241	$1,079

Earnings per share
Basic	$.41	$.34	$1.22	$1.07

Diluted	$.41	$.34	$1.22	$1.06

Dividends declared per share	$.17	$.17	$.51	$.51

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
 (In thousands)
(Unaudited)

	For the three months		For the nine months
	ended March 31,		ended March 31,
	2012	2011	2012	2011

Net income	$419	$348	$1,241	$1,079

Other comprehensive income (loss), net of related tax effects:
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $13, $(8), $34 and $(76), during the respective periods	25	(16)	64	(147)

Comprehensive income	$444	$332	$1,305	$932

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31, 2012 and 2011
(In thousands)
(Unaudited)

	2012	2011

Cash flows from operating activities:
Net cash provided from (used by) operating activities	$(1,396)	$6,680

Cash flows from investing activities:
Purchase of investment securities available for sale	(4,991)	(8,000)
Proceeds from maturities/calls of investment securities available for sale	6,000	6,000
Principal repayments on mortgage-backed securities	1,047	18
Loan originations and payments, net	(10,536)	(2,376)
Proceeds from participation loan sales to other financial institutions	1,333	-
Additions to premises and equipment	(254)	(107)
Proceeds from the sale of real estate owned	-	18
Net cash provided from investing activities	(7,401)	(4,447)

Cash flows financing activities:
Net change in deposits	17,078	5,094
Repayments of Federal Home Loan Bank advances	(709)	(399)
Net change in other borrowed funds	(64)	-
Proceeds from exercise of stock options	45	6
Cash dividends paid	(518)	(516)
Net cash provided from financing activities	15,832	4,185

Net change in cash and cash equivalents	7,035	6,418

Beginning cash and cash equivalents	16,296	9,034

Ending cash and cash equivalents	$23,331	$15,452

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$340	$650

Supplemental noncash disclosures:
Transfer from loans to repossessed assets	$-	$404

Interest paid	$1,937	$2,326

The accompanying notes are an integral part of these statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three-and nine-month periods ended March 31, 2012 and 2011

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with United States generally accepted accounting principles.  Accordingly, these financial statements should be read in conjunction with the Consolidated Financial Statements and Notes thereto of FFD Financial Corporation (the “Corporation”) included in the Corporation’s Annual Report on Form 10-K for the year ended June 30, 2011.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  The results of operations for the three- and nine-month periods ended March 31, 2012, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Corporation and First Federal Community Bank (the “Bank).  All significant intercompany items have been eliminated.

3.	Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period.  Diluted earnings per common share includes the dilutive effect of additional common shares issuable under the Corporation’s stock option plans.  Stock options for 3,500 shares were not considered in computing diluted earnings per share for each of the three and nine months ended March 31, 2012 and 2011 because they were antidilutive.  The computations are as follows:

	For the three months ended		For the nine months ended
	March 31,		March 31,
	2012	2011	2012	2011

Weighted-average common shares outstanding (basic)	1,016,096	1,011,596	1,015,769	1,011,544
Dilutive effect of assumed exercise of stock options	2,066	2,978	2,070	2,718
Weighted-average common shares outstanding (diluted)	1,018,162	1,014,574	1,017,839	1,014,262

4.	Stock Option Plan

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

4.	Stock Option Plan (continued)

A summary of the activity in the Plan for the nine months ended March 31, 2012 follows:

	Shares	Weighted average exercise price	Weighted average remaining contractual term	Aggregate intrinsic value

Outstanding at beginning of period	18,820	$11.68
Granted	-	-
Exercised	(4,500)	10.1
Forfeited or expired	-	-
Outstanding at end of period	14,320	$12.18	1.0 yrs	$57,539

Exercisable at end of period	14,320	$12.18	1.0 yrs	$57,539

Options available for grant	-

Information related to the Plan during the nine months ended March 31, 2012 and 2011 follows:

	2012	2011

Intrinsic value of options exercised	$23,850	$4,406
Cash received from options exercised	45,450	6,281
Tax benefit from options exercised	-	-

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans

Loans at period end and year end were as follows:

	March 31,	June 30,
	2012	2011
	(in thousands)
Residential real estate
One- to four-family	$74,644	$69,689
Multi-family	7,598	6,961
Nonresidential real estate and land	87,162	81,955
Commercial loans – secured	25,153	22,637
Commercial loans – unsecured	215	132
Consumer and other loans	5,144	6,086
	199,916	187,460

Net deferred loan origination costs	291	293
Undisbursed portion of loans in process	(4,456)	(3,353)
Allowance for loan losses	(2,214)	(2,174)

Loans, net	$193,537	$182,226

Activity in the allowance for loan losses was as follows:

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended
March 31, 2012.

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$935	$861	$268	$110	2,174
Provision for loan losses	265	214	70	7	556
Loans charged-off	(298)	(195)	(21)	(3)	(517)
Recoveries	-	-	-	1	1

Ending balance	$902	$880	$317	$115	2,214

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012.

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$856	$866	$294	$114	2,130
Provision for loan losses	46	60	44	-	150
Loans charged-off	-	(46)	(21)	-	(67)
Recoveries	-	-	-	1	1

Ending balance	$902	$880	$317	$115	2,214

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ending March 31, 2011.

	Consumer and other	Commercial secured and unsecured	Nonresidential real estate and land	Residential real estate	Unallocated	Total
	(in thousands)
Allowance for loan losses:
Beginning balance	$289	$359	1,293	$490	$-	2,431
Provision for loan losses	15	17	65	23	-	120
Loans charged-off	(2)	-	(51)	(26)	-	(79)
Recoveries	1	-	-	-	-	1

Ending balance	$303	$376	1,307	$487	$-	2,473

	Nine months ended
	March 31,
	2012	2011
	(in thousands)
Beginning balance	$2,174	$1,993
Provision for loan losses	556	652
Loans charged-off	(517)	(174)
Recoveries	1	2
Ending balance	$2,214	$2,473

The following tables present, based on the impairment method, the balance in the allowance for loan losses and loan balances by portfolio segment as of March 31, 2012 and June 30, 2011:

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
March 31, 2012	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$186	$65	$45	$-	$296
Collectively evaluated for impairment	716	815	272	115	1,918

Total ending allowance balance	$902	$880	$317	$115	$2,214

Loans
Loans individually evaluated for impairment	$1,518	$946	$89	$-	$2,553
Loans collectively evaluated for impairment	79,971	86,080	21,966	5,181	193,198

Total ending loan balance	$81,489	$87,026	$22,055	5,181	$195,751

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

	Residential real estate	Nonresidential real estate and land	Commercial secured and unsecured	Consumer and other	Total
June 30, 2011	(in thousands)
Allowance for loan losses
Ending allowance balance attributable to loans:
Individually evaluated for impairment	$323	$222	$23	$-	$568
Collectively evaluated for impairment	612	639	245	110	1,606

Total ending allowance balance	$935	$861	$268	$110	2,174

Loans
Loans individually evaluated for impairment	$1,802	$587	$71	$-	$2,460
Loans collectively evaluated for impairment	74,707	79,211	21,897	6,125	181,940

Total ending loan balance	$76,509	$79,798	21,968	$6,125	$184,400

The recorded investment does not include accrued interest receivable due to immateriality.  Accrued interest receivable for the total loan portfolio is $532,000 at March 31, 2012 and $468,000 at June 30, 2011.

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2012:

	Unpaid Principal balance	Recorded investment	Allowance for loan losses allocated
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$901	$893	$-
Nonresidential real estate and land	856	800	-
Commercial loans - secured	20	18	-
Total with no related allowance recorded	1,777	1,711	$-

With an allowance recorded:
Residential
One- to four-family	$638	$446	$117
Multi-family	196	179	69
Nonresidential real estate and land	304	146	65
Commercial loans - secured	90	67	41
Commercial loans – unsecured	4	4	4
Total with an allowance recorded	$1,232	$842	$296

Total	$3,009	$2,553	$296

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

The following table presents loans individually evaluated for impairment by class for the three-and nine-month periods ended March 31, 2012:

	For the three months ended			For the nine months ended
	31-Mar-12			31-Mar-12

	Average recorded investment	Interest income recognized	Cash Basis interest recognized	Average recorded investment	Interest income recognized	Cash Basis interest recognized
	(in thousands)			(in thousands)
With no related allowance recorded:
Residential
One- to four-family	1,055	$10	$10	1,093	$38	$38
Multi-family	-	-	-	-	-	-
Nonresidential real estate and land	359	1	1	371	7	7
Commercial loans - secured	28	-	-	36	-	-
Commercial loans – unsecured	-	-	-	-	-	-
Consumer and other loans	-	-	-	-	-	-
Total with no related allowance recorded	1,442	$11	$11	$1,500	$45	$45

With an allowance recorded:
Residential
One- to four-family	$485	$3	$3	$567	$6	$6
Multi-family	89	-	-	60	-	-
Nonresidential real estate and land	484	-	-	539	-	-
Commercial loans - secured	43	-	-	45	-	-
Commercial loans – unsecured	4	-	-	4	-	-
Consumer and other loans	-	-	-	-	-	-
Total with an allowance recorded	$1,105	$3	$3	$1,215	$6	$6

Total	$2,547	$14	$14	$2,715	$51	$51

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

The following table presents loans individually evaluated for impairment by class as of June 30, 2011:

	Unpaid principal balance	Allowance for Recorded investment	loan losses allocated
	(in thousands)
With no related allowance recorded:
Residential
One- to four-family	$878	$878	$-
Multi-family	-	-	-
Nonresidential real estate and land	-	-	-
Commercial loans - secured	8	-	-
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with no related allowance recorded	$886	$886	$-

With an allowance recorded:
Residential
One- to four-family	$933	$924	$323
Multi-family	-	-	-
Nonresidential real estate and land	590	587	222
Commercial loans - secured	64	63	23
Commercial loans – unsecured	-	-	-
Consumer and other loans	-	-	-
Total with an allowance recorded	$1,587	$1,574	$568

Total	$2,473	$2,460	$568

 At March 31, 2012 and June 30, 2011, there were no loans past due 90 days and still on accrual.

The following table presents information for loans individually evaluated for impairment for the three-and nine-month periods ended March 31, 2011:

	For the three months ended	For the nine months ended
	31-Mar-11	31-Mar-11
	(in thousands)	(in thousands)

Average of individually impaired loans during the period	$2,451	$2,914
Interest income recognized during the impairment	23	72
Cash-basis interest income recognized	23	72

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

Nonaccrual loans were as follows:
	March 31,	June 30,
	2012	2011
	(in thousands)
Residential real estate
One- to four-family	905	1,073
Multi-family	691	-
Nonresidential real estate and land	868	646
Commercial loans – secured	85	58
Consumer and other loans	5	20
	$2,554	$1,797

Nonaccrual loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

The following table presents the aging of the recorded investment in past due loans as of March 31, 2012:

	30-59 days past due	60-89 days past due	90 or more days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$155	$154	$228	$537	$73,346	$73,883
Multi-family	114	-	135	249	7,357	7,606
Nonresidential real estate and land	403	-	131	534	86,491	87,025
Commercial loans – secured	14	21	64	99	21,742	21,841
Commercial loans – unsecured	-	-	-	-	215	215
Consumer and other loans	44	1	-	45	5,136	5,181
Total	$730	$176	$558	1,464	$194,287	195,751

The following table presents the aging of the recorded investment in past due loans as of June 30, 2011:

	30-59 days past due	60-89 days past due	90 or more days past due	Total past due	Loans not past due	Total
	(in thousands)
Residential real estate
One- to four-family	$386	$534	$300	$1,220	$68,320	$69,540
Multi-family	103	-	-	103	6,866	6,969
Nonresidential real estate and land	337	146	181	664	79,134	79,798
Commercial loans – secured	2	48	53	103	21,733	21,836
Commercial loans – unsecured	-	-	-	-	132	132
Consumer and other loans	63	28	12	103	6,022	6,125
Total	$891	$756	$546	$2,193	$182,207	$184,400

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

Troubled Debt Restructurings:

The Corporation has allocated $141,000 and $125,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and June 30, 2011, respectively.  The Corporation had not committed to lend additional amounts as of March 31, 2012 and June 30, 2011 to customers whose loans were classified as troubled debt restructurings.

During the three-month period ending March 31, 2012, there was one modification of a loan totaling $25,000 that would be considered a troubled debt restructuring.   The loan modification extended the maturity date of the loan.

During the nine-month period ending March 31, 2012, there were three modifications of loans totaling $218,000 that would be considered troubled debt restructurings.  At March 31, 2012 the balance of these loans was $215,000.  The modification of the terms of such loans included one or a combination of the following: a reduction of the stated interest rate of the loan; an extension of the maturity date at a stated rate of interest lower than the current market rate for new debt with similar risk; or a permanent reduction of the recorded investment in the loan.

All troubled debt restructured loans which were modified prior to June 30, 2011 performed in accordance with their modified terms for the twelve-month period ending March 31, 2012.

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

At March 31, 2012, troubled debt restructured loans totaled $1.66 million and included $1.14 million in one- to four-family, $496,000 in nonresidential real estate and land and $25,000 in commercial.  There were no consumer troubled debt restructurings at March 31, 2012.  At June 30, 2011 troubled debt restructured loans totaled $1.46 million.

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

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

5.	Loans (continued)

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

As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class was as follows:

	Not rated	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$71,308	$-	$813	$1,589	$173	$73,883
Multi-family	-	6,819	608	179	-	7,606
Nonresidential real estate and land	-	85,887	192	815	131	87,025
Commercial loans – secured	-	21,713	2	126	-	21,841
Commercial loans – unsecured	-	204	7	4	-	215
Consumer and other loans	5,167	-	14	-	-	5,181

Total	$76,475	$114,623	$1,636	$2,713	$304	$195,751

As of June 30, 2011,  the risk category of loans by class was as follows:
	Not rated	Pass	Special mention	Substandard	Doubtful	Total
	(in thousands)
Residential real estate
One- to four-family	$67,094	$-	$641	$1,765	$40	$69,540
Multi-family	-	6,923	46	-	-	6,969
Nonresidential real estate and land	-	78,625	397	595	181	79,798
Commercial loans – secured	-	21,715	113	8	-	21,836
Commercial loans – unsecured	-	79	-	-	53	132
Consumer and other loans	6,068	-	51	-	6	6,125

Total	$73,162	$107,342	$1,248	$2,368	$280	$184,400

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

6.	Securities

The amortized cost and fair value of available for sale securities and the related gross unrealized gains recognized in accumulated other comprehensive income were as follows:

	March 31, 2012

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
Equity securities	$2	$-	$-	$2

Total	2	-	-	2

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	147	-	-	147
Government National Mortgage Association participation certificates	10,172	150	-	10,322
Total mortgage-backed securities available for sale	10,319	150	-	10,469

Total	$10,321	$150	$-	$10,471

	June 30, 2011

		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	cost	gains	losses	value
	(In thousands)
U.S. Government agency obligations	$5,999	$20	$-	$6,019
Equity securities	2	-	-	2

Total	6,001	20	-	6,021

Mortgage Backed Securities:
Federal National Mortgage Association participation certificates	156	1	-	157
Government National Mortgage Association participation certificates	6,069	31	-	6,100
Total mortgage-backed securities available for sale	6,225	32	-	6,257

Total	$12,226	$52	$-	$12,278

All mortgage backed securities held by the Corporation at March 31, 2012 and June 30, 2011 had underlying collateral of residential real estate.

Index
FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

6.	Securities (continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

	March 31, 2012

		Gross	Gross
	Carrying	unrecognized	unrecognized	Fair
	amount	gains	losses	value
	(In thousands)

Federal Home Loan Mortgage Corporation participation certificates	$41	$-	$-	$41
Total mortgage-backed securities held to maturity	$41	$-	$-	$41

	June 30, 2011

		Gross	Gross
	Carrying	unrecognized	unrecognized	Fair
	amount	gains	losses	value
	(In thousands)

Federal Home Loan Mortgage Corporation participation certificates	$51	$-	$-	$51
Total mortgage-backed securities held to maturity	$51	$-	$-	$51

No securities were sold during the three or nine months ended March 31, 2012 or 2011.

The fair value and carrying amount of debt securities at March 31, 2012 by contractual maturity were as follows.  Securities not due at a single maturity date, which consist primarily of mortgage-backed securities, are shown separately.  Equity securities were excluded.

	Held to maturity		Available for sale
	Carrying	Fair	Amortized	Fair
	amount	value	cost	value
(in thousands)

Due in one year or less	$-	$-	$-	$-
Due from one to five years	-	-	-	-
Due from five to ten years	-	-	-	-
Due after ten years	-	-	-	-
Mortgage-backed	41	41	10,319	10,469
Total	$41	$41	$10,319	$10,469

Securities pledged to secure public deposits at March 31, 2012, and June 30, 2011, had carrying amounts of $4.0 million and $5.2 million, respectively.

Index
FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

6.	Securities (continued)

At March 31, 2012, and June 30, 2011, there were no holdings of securities of any one issuer, other than the U.S. Government and its agencies, in an amount greater than 10% of shareholders’ equity.  There were no securities with unrealized losses at March 31, 2012 and June 30, 2011.

7.	Recent Accounting Developments

In May 2011, the Finanical Accounting Standard Board (“FASB”) issued Accounting Standards Update No, 2011-4, "Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement-and Disclosure Requirements in U.S. GAAP and IFRSs." Some amendments in this update clarify the FASB's intent about the application of existing fair value measurement requirements.  Other amendments change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The amendments in this update are effective during interim and annual reporting periods beginning after December 15, 2011.  Adopting this new guidance did not have a material effect on the Corporation's financial statements.

In June 2011, the FASB issued Accounting Standards Update No. 2011-5, "Comprehensive Income (Topic 220), Presentation of Comprehensive Income."  This update amends the FASB Accounting Standards Codification (Codification) to allow an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income.  This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity.  The amendments to the Codification in this update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011, and retrospective application is required.  Adopting this new guidance did not have a material effect on the Corporation's financial statements.

In December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Comprehensive Income (Topic 220):  Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-5."  This update defers the specific requirement to present items that are reclassified from accumulated other comprehensive income to net income separately within their respective components of net income and other comprehensive income.  As such, the amendments in this update supersede only those paragraphs in Accounting Standards Update No. 2011-5 that pertain to how and where reclassification adjustments are presented.  The amendments were effective at the same time as the amendments in Accounting Standards Update 2011-5.  Adopting this new guidance did not have a material effect on the Corporation's financial statements.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

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

The Corporation used the following methods and significant assumptions to estimate fair value:

Investment Securities:  The fair values for investment securities are determined by quoted market prices, if available (Level 1).  For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2).  For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3).  The Corporation has no Level 3 investment securities.

Loan Servicing Rights: On a quarterly basis, loan servicing rights are evaluated for impairment in traunches based upon the fair value of the rights as compared to carrying amount.  If the carrying amount of an individual tranche exceeds fair value, impairment is recorded on that tranche so that the servicing asset is carried at fair value.  Fair value is determined at a tranche level or alternatively based on a valuation model that calculates the present value of estimated future net servicing income.  The valuation model utilizes assumptions that market participants would use in estimating future net servicing income and that can be validated against available market data (Level 2).

Impaired Loans:  Impaired loans are valued at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

8.	Fair Value Measurement (continued)

Assets Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair value measurements
		at March 31, 2012 Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$-	$-	$-	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	147	-	147	-
Government National Mortgage Association participation certificates-residential	10,322	-	10,322	-
Total securities available for sale	$10,471	$2	$10,469	$-

		Fair value measurements
		at June 30, 2011 Using
		Quoted prices in	Significant
		active markets	other	Significant
		for identical	observable	unobservable
		assets	inputs	inputs
	Total	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Available for sale securities
U. S. government agency obligations	$6,019	$-	$6,019	$-
Equity securities	2	2	-	-
Federal National Mortgage Association participation certificates-residential	157	-	157	-
Government National Mortgage Association participation certificates-residential	6,100	-	6,100	-

Total securities available for sale	$12,278	$2	$12,276	$-

All mortgage backed securities held by the Corporation at March 31, 2012 and June 30, 2011, had underlying collateral of residential real estate.

There were no transfers between Level 1 and Level 2 during fiscal 2012 or fiscal 2011.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

8.	Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair value measurements
	at March 31, 2012 Using

	Quoted prices in	Significant
	active markets	other	Significant
	for identical	observable	unobservable
	assets	inputs	inputs
	(Level 1)	(Level 2)	(Level 3)
	(in thousands)
Assets:
Loan servicing rights	$-	$515	$-
Impaired loans, net of allowance
Residential one-to-four-family	-	-	329
Multi-family	-	-	110
Nonresidential real estate and land	-	-	207
Commercial loans – secured	-	-	26
Total	$-	$515	$672

The following impairment charges were recognized during the three and nine months ended March 31, 2012:

Impaired loan servicing rights, which are carried at lower of cost or fair value based on stratifying rights into groupings, were written down to a fair value of $515,000, resulting in a valuation allowance of $106,000. Net charges of $54,000 and $65,000 were included in earnings for the three and nine months ended March 31, 2012, respectively.  Servicing rights totaling $152,000 were carried at amortized cost as of March 31, 2012.

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a principal balance of $968,000, with a valuation allowance of $296,000, resulting in an additional provision for loan losses of $5,000 and a reduction in the provision for loan losses of $221,000 for the respective three-and nine-month periods ended March 31, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2012.

				Range
		Valuation		(Weighted
Impaired Loans	Fair value	Technique(s)	Unobservable Input(s)	Average)

Residential one-to-four family	$329	Sales comparison approach	Negatively adjusted for selling costs and changes in market conditions since appraisal	0%-35% (8.6%)

Nonresidential real estate and land	317	Sales comparison approach	Negatively adjusted for selling costs and changes in market conditions since appraisal	0%-22% (10.6%)

Commercial loans – secured	26	Sales comparison approach	Negatively adjusted for selling costs and changes in market conditions since appraisal	5%-35% (35.8%)

Total	$672

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

8.	Fair Value Measurement (continued)

Assets Measured on a Non-Recurring Basis

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2012 and June 30, 2011 are as follows:

	Fair value measurements at
	March 31, 2012

	Carrying value	Level 1	Level 2	Level 3	Total
	(in thousands)
Financial assets
Cash and cash equivalents	$23,331	$23,331	$-	$-	$23,331
Investment securities available for sale	2	2	-	-	2
Mortgage-backed securities	10,510	-	10,510	-	10,510
Loans, net	193,537	-	-	193,467	193,467
Loans held for sale	764	-	768	-	768
Federal Home Loan Bank stock	2,422	N/A	N/A	N/A	N/A
Loan servicing rights	667	-	515	-	515
Accrued interest receivable	559	-	27	532	559

Financial liabilities
Deposits	$(202,121)	$(105,765)	$(98,021)	$-	$(203,786)
Federal Home Loan Bank advances	(12,428)	-	(12,879)	-	(12,879)
Other borrowed funds	(566)	-	(566)	-	(566)
Accrued interest payable	(102)	(3)	(99)	-	(102)

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

8.	Fair Value Measurement (continued)

	June 30, 2011
	Carrying amount	Fair value
	(in thousands)
Financial assets
Cash and cash equivalents	$16,296	$16,296
Investment securities available for sale	6,021	6,021
Mortgage-backed securities	6,308	6,308
Loans, net, including loans held for sale	182,226	182,004
Federal Home Loan Bank stock	2,422	n/a
Loan servicing rights	732	97
Accrued interest receivable	515	515

Financial liabilities
Deposits	$(185,043)	$(187,265)
Federal Home Loan Bank advances	(13,137)	(13,667)
Other borrowed funds	(630)	(630)
Accrued interest payable	(118)	(118)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and Cash Equivalents:  The carrying amounts of cash and short-term instruments approximate fair values and are classified as Level 1.

FHLB Stock:  It is not practical to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability.

Loans:  Fair values of loans, excluding loans held for sale, are estimated as follows:  For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values, resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, that applies interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification.  Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent the price at which the loan could be sold.

The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Deposits:  Fair values for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount), resulting in a Level 1 classification.  The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date, resulting in a Level 2 classification.  Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits, resulting in a Level 2 classification.

Index

FFD Financial Corporation

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

For the three-and nine-month periods ended March 31, 2012 and 2011

Other Borrowings: The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements, resulting in a Level 2 classification.

Accrued Interest Receivable/Payable:  The carrying amounts of accrued interest approximate fair value.  The level of accrued interest is determined by the classification level of the asset/liability they are associated with.

Off-balance Sheet Instruments:  Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material.

Index

FFD Financial Corporation

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this Form 10-Q that are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements involve inherent risks and uncertainties, and may address our financial condition, results of operations, plans, objectives, future performance and business.  Forward-looking statements may generally be identified by the words “may,” “expected,” “anticipated,” “estimated,” “intends,” “believes,” “plans,” “will,” “would,” “should,” “could,” “might,” “can,” or similar words.  There are a number of important factors that could cause future results to differ materially from historical performance and these forward-looking statements.  Factors that might cause such a difference include, but are not limited to:

•	general economic conditions and weakening in the economy, specifically the real estate market, either nationally or in the Corporation’s market area;
•	deteriorating credit and asset quality;
•	political developments, wars or other hostilities may disrupt or increase volatility in securities markets or other economic conditions;
•	changes in the interest rate environment and reductions in interest margins;
•	prepayment speeds, loan origination and sale volumes, charge-offs and loan loss provisions;
•	our ability to maintain required capital levels and adequate sources of funding and liquidity;
•	competitive pressures among depository institutions;
•	effects of critical accounting policies and judgments;
•	required changes in accounting policies or procedures;
•	legislative or regulatory changes or actions, including the recently enacted Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”);
•	our ability to attract and retain key personnel;
•	our ability to dividend money from the Bank to the Corporation; and
•	our reputation in our primary market.

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

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Business Overview

The Corporation was incorporated in Ohio in 1996, and its primary business is the operation of the Bank, its principal subsidiary, which was established in 1898.  In late February 2012, the Bank completed its previously announced conversion from a federal savings bank to a national bank.  The Bank is now subject to the rules and regulations governing national banks and is subject to regulation by the Office of the Comptroller of the Currency (the “OCC”) and the Federal Deposit Insurance Corporation (the “FDIC”).  In connection with the Bank’s conversion to a national bank the Corporation converted from a savings and loan holding company to a bank holding company and is regulated, supervised and examined by the Federal Reserve. .

The Bank is a community-oriented financial institution offering a variety of financial services to meet the needs of the communities it serves. Its business model emphasizes personalized service, clients’ access to decision makers, solution-driven lending and quick execution, efficient use of technology and the convenience of remote deposit, telephone banking, and internet banking. It attracts deposits from the general public and uses the deposits, together with borrowings and other funds, primarily to originate commercial loans,  single-family and multi-family residential mortgage loans, commercial real estate loans, vehicle loans, boat loans and home equity lines of credit. The majority of the Bank’s customers are consumers and small businesses.

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

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Capital Resources

The Bank is subject to various regulatory capital requirements. Capital adequacy guidelines and prompt corrective-action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Failure to meet various capital requirements can result in regulatory action that could have a direct material effect on the Corporation's financial statements. The Bank exceeded the regulatory requirements to be “well capitalized” at March 31, 2012. Management is not aware of any matters occurring subsequent to March 31, 2012 that would cause the Bank's capital category to change.

The Bank’s actual and required capital amounts (in thousands) and ratios are presented below for March 31, 2012 and at fiscal year end 2011.

					To be well
			Required		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	As of March 31, 2012

Total capital to risk weighted assets	$21,931	12.88%	$13,620	8.00%	$17,025	10.00%

Tier 1 (core) capital to risk weighted assets	19,717	11.58%	6,810	4.00%	10,215	6.00%

Tier 1 (core) capital to adjusted assets	19,717	8.42%	9,364	4.00%	11,705	5.00%

Tangible capital (to adjusted total assets)	19,717	8.42%	3,512	1.50%	N/A	N/A

					To be well
			Required		capitalized under
			for capital		prompt corrective
	Actual		adequacy purposes		action regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio

	As of June 30, 2011

Total capital to risk weighted assets	$20,794	12.43%	$13,388	8.0%	$16,735	10.0%

Tier 1 (core) capital to risk weighted assets	19,137	11.44%	6,694	4.0%	10,041	6.0%

Tier 1 (core) capital to adjusted assets	19,137	8.72%	8,779	4.0%	10,973	5.0%

Tangible capital (to adjusted total assets)	19,137	8.72%	3,292	1.50%	N/A	N/A

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

General

The Corporation’s net income is dependent primarily on net interest income, which is the difference between the interest income earned on loans and securities and the interest paid on deposits and borrowed funds. Net interest income is affected by regulatory, economic and competitive factors, such as federal monetary policy, that influence interest rates, loan demand and deposit flows. Net income is also affected by, among other things, loan fee income, provisions for loan losses, service charges, gains on loan sales, operating expenses, and franchise and income taxes. Operating expenses principally consist of employee compensation and benefits, occupancy, and other general and administrative expenses. In general, results of operations are significantly affected by overall economic and competitive conditions, particularly changes in market interest rates, government policies, and actions of regulatory authorities. Future changes in applicable laws, regulations or government policies may materially impact our performance.

Tuscarawas County and Holmes County in the Bank's primary market area had 7.8% and 5.6% unemployment at March 31, 2012, respectively.  This compares favorably to the State of Ohio’s unemployment rate of 7.8% for March 2012.  In the Bank’s market area, however, residential real estate sales and construction remain relatively soft.  Commercial loan demand is improving and overall loan demand was stronger than in prior quarters. Tuscarawas County, and to a lesser extent Holmes County, is experiencing an elevated level of oil and natural gas related economic activity related to the Marcellus Shale and Utica Shale gas and oil reserves.

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

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012

The Corporation’s total assets at March 31, 2012, were $237.2 million, a $17.7 million, or 8.1%, increase from the total at June 30, 2011.

Cash and cash equivalents totaled $23.3 million at March 31, 2012, an increase of $7.0 million, or 43.2%, from the total at June 30, 2011.  The Corporation holds a portion of these funds in interest-bearing deposits, which may be invested in securities or loans in the future.  The increase was primarily a result of deposit growth and proceeds from calls of investment securities available for sale.

All available for sale investment securities have been called since June 30, 2011.  The remaining $2,000 is an equity investment in Federal Agricultural Mortgage Corporation stock.

Primarily from purchases and to a lesser extent from mark to market adjustments, mortgage-backed securities totaled $10.5 million at March 31, 2012, a $4.2 million, or 66.6%, increase from the total June 30, 2011 of $6.3 million.  Investments were made in liquid mortgage-backed securities to improve asset yield and provide liquidity until those funds can be used to originate loans.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012 (continued)

Loans receivable, including loans held for sale, totaled $194.3 million at March 31, 2012, an increase of $12.1 million, or 6.6%, from the June 30, 2011 total.  Loans secured by nonresidential real estate and land totaled $87.2 million at March 31, 2012, an increase of $5.2 million, or .6.4%, from June 30, 2011.  The portfolio of loans secured by one- to four-family residential real estate increased by $5.0 million, or 7.1%, to $74.6 million at March 31, 2012.  Commercial loans increased $2.6 million or 11.4%, from June 30, 2011 to a total of $25.4 million at March 31, 2012.  Multi-family loans increased by $637,000, or 9.2%, to $7.6 million at March 31, 2012.

During the nine months ended March 31, 2012, loan originations totaling $77.5 million were substantially offset by principal repayments of $67.0 million, adjustments to the allowance for loan losses and net unamortized fees and costs.  These loan originations were comprised of $48.1 million of one- to four-family residential real estate loans, $19.7 million of nonresidential real estate loans, $5.8 million of commercial loans, $2.6 million of consumer loans and $1.3 million of multi-family real estate loans.  One- to four-family residential real estate originations resulted primarily from refinancings, while demand from home buyers remained soft.  The increase in nonresidential real estate and land and commercial loans resulted primarily from increased refinancing of loans from other financial institutions, increased demand for commercial loans and the Banks marketing effort.

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

The allowance for loan losses totaled $2.2 million at March 31, 2012, an increase of $40,000, or 1.8%, from June 30, 2011, and represented 1.13% and 1.18% of total loans at those respective dates.  The increase resulted from provisions of $556,000 and recoveries of $1,000, which were partially offset by charge-offs of $517,000, of which $447,000 were impaired loans with specific reserves allocated to them in prior periods.

Nonaccrual loans were $2.6 million at March 31, 2012 and $1.8 million at June 30, 2011, which represented 1.30% and 0.97% of total loans at those respective dates. Non-accruing multi-family residential real estate increased by $691,000, non-residential real estate and land mortgage loans increased by $222,000, commercial loans-secured increased by $27,000, one- to four-family properties secured by first liens decreased by $168,000 and consumer and other loans decreased by $15,000.  The decrease in one- to four-family properties was partially due to the resolution of a number of non-performing one- to four-family loans during the period.  The overall increase in non-accruing loans was partially the result of increased downgrades on risk ratings within the multi-family residential and nonresidential real estate and land portfolios.  Management has reviewed these loans for loss exposure and believes they are adequately collateralized or potential losses are specifically reserved in the event of foreclosure.

Delinquent loans to total loans were 0.74% at March 31, 2012 and 1.19% at June 30, 2011.  At March 31, 2012, there were no loans past due over 90 days and still on accrual.  .There can be no assurance that increases in nonaccrual and delinquent loans will not occur in future periods.

Impaired loan balances were $2.6 million (with an allowance of $296,000) and $2.5 million (with an allowance of $568,000) at March 31, 2012 and June 30, 2011, respectively.  Although management believes that the allowance for loan losses at March 31, 2012, is adequate based upon the available facts and circumstances, there can be no assurance that additions to the allowance will not be necessary in future periods, which could adversely affect the Corporation’s results of operations.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012 (continued)

Prepaid expenses and other assets totaled $1.5 million at March 31, 2012, a $398,000, or 36.0%, increase from the June 30, 2011 balance of $1.1 million.  The increase was the result of prepayments for equipment service contracts and software principally connected with the Bank’s data processing conversion.

Deposits totaled $202.1 million at March 31, 2012, a $17.1 million, or 9.2%, increase from total deposits at June 30, 2011.  This increase was attributable to deposit growth at the Bank’s branches resulting from what management believes is our strong banking franchise and reputation in the Bank’s market.  Our customers also moved funds into insured deposit accounts from uninsured investment vehicles, such as stocks and mutual funds, further increasing liquidity.  We also experienced the continued growth of the Kasasa© program that is designed to attract lower cost transactional deposit relationships, allowing us to reduce reliance on time deposits.  The Kasasa© program has an added benefit of enhancing non-interest income through increased point of sale transaction activity. Management also believes that some deposit growth may be attributable to elevated mineral rights leasing payments to land owners related to the Marcellus Shale and Utica Shale natural gas and oil reserves.

FHLB advances decreased $709,000 due to principal repayments from June 30, 2011 to March 31, 2012.  Other borrowed money, consisting of a line of credit with another financial institution, decreased $64,000 from June 30, 2011 to March 31, 2012.

Other liabilities totaled $1.8 million at March 31, 2012, a $246,000 increase from the June 30, 2011 balance of $1.6 million.  The increase was primarily due to an increase of $213,000 in custodial payments processing accounts.

Shareholders’ equity totaled $19.8 million at March 31, 2012, an increase of $832,000, or 4.4%, from June 30, 2011.  The increase was primarily due to net earnings of $1.2 million, and an increase in the unrealized gain on securities designated as available for sale of, net of tax, totaling $64,000, which were partially offset by dividends of $518,000.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2012 and 2011

General

The Corporation’s net earnings totaled $1.2 million for the nine months ended March 31, 2012, an increase of $162,000, or 15.0%, from the net earnings of $1.1 million recorded in the comparable period in 2011.  The increase in net earnings resulted from increases of $389,000, or 6.9%, in net interest income, $61,000, or 6.6%, in noninterest income and a decrease of $96,000, or 14.7%, in the provision for losses on loans, which were partially offset by increases of $299,000, or 7.0%, in noninterest expenses and $85,000, or 15.1%, in the provision for federal income taxes.

Net Interest Income

The Bank experienced an increase in net interest income in the current period as a result of its efforts to grow income generating assets and the favorable re-pricing of time deposits.

Total interest income increased $10,000, or 0.1%, to $8.0 million for the nine months ended March 31, 2012, compared to the same period in 2011.  The increase was due primarily to a $20.0 million increase in the average balances outstanding, which was partially offset by a 48 basis point decrease in yield.  Interest income on mortgage-backed securities increased by $118,000, due to an increase of $8.6 million in the average balance outstanding.  Interest income on interest bearing deposits increased $6,000, or 6.9%, to a total of $93,000 for the nine-months ended March 31, 2012, due to a $8.6 million, or 95.5%, increase in the average balance outstanding, which was partially offset by a 59 basis point decrease in yield.  Interest income on investment securities decreased by $94,000, or 71.2%, due to a 46 basis point decrease in yield and a $4.2 million, or 65.1%, decrease in the average balance outstanding.  Interest income on loans decreased by $20,000, or 0.3%, due to a 25 basis point decrease in yield, which was partially offset by an increase of $8.0 million, or 4.4%, in the average loan portfolio balance outstanding.  Mortgage-backed securities totaling $5.0 million were purchased in the first quarter of fiscal 2012.  This purchase was a strategy to improve asset yield and diversify our investment portfolio from step-up callable agency securities to increase the cash flow of the investment portfolio.

Total interest expense decreased by $379,000, or 16.5%, to $1.9 million for the nine months ended March 31, 2012, compared to the 2011 period.  Interest expense on deposits decreased by $308,000, or 16.7%, due to a 36 basis point decrease in the average cost of deposits, to 1.05%, for the 2012 period, which was partially offset by a $21.0 million, or 12.1%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $71,000, or 15.6%, due to a $636,000, or 4.5%, decrease in the average balance outstanding, and a 50 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $389,000, or 6.9%, for the nine months ended March 31, 2012, compared to the same fiscal period in 2011.  The interest rate spreads were 3.60% and 3.70%, and the net interest margins were 3.67% and 3.79%, for the nine-month periods ended March 31, 2012 and 2011, respectively.  The decrease in the interest rate spread and net interest margin have been the result of interest earning assets re-pricing to lower rates faster than interest costing liabilities, liquid assets having lower yields and holding more interest-bearing deposits over the nine-month period.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2012 and 2011 (continued)

Provision for Losses on Loans

The Corporation recorded a $556,000 provision for losses on loans during the nine months ended March 31, 2012, and a $652,000 provision for the comparable period in 2011.  The decrease in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  Net charge-offs were $516,000 for the nine months ended March 31, 2012 and $172,000 for the comparable nine months in 2011.  The increase in net charge-offs was primarily attributable to the charge-off of impaired loans which had $304,000 of specific reserves allocated to them in prior periods.  The decision to charge-off these loans was due to continued evaluation of the borrower’s ability to pay and economic circumstances.  An increase of $319,000 in general reserves was recorded on non-impaired loans during the nine months ended March 31, 2012 compared to the prior period, largely in response to loan portfolio growth.  Although management believes that the provision was adequate at March 31, 2012, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $983,000 for the nine months ended March 31, 2012, an increase of $61,000, or 6.6%, from the 2011 total.  Net gain on sale of loans increased by $55,000, or 9.3%, to $646,000 for the nine months ended March 31, 2012, compared to $591,000 for the nine months ended March 31, 2011.  The increase in gain on sale of loans resulted from an increase in profit on loans sold into the secondary mortgage market and was partially offset by a 20.9% decline in volume due to a decrease in the number of newly originated and refinanced loans.  Service charges on deposit accounts increased by $71,000, or 26.9%, to $335,000 for the nine months ended March 31, 2012, compared to $264,000 for the same period in 2011.  Mortgage servicing revenue decreased $91,000 in 2012 compared to the same period in 2011, due to greater amortization expense and an impairment charge to servicing rights fair value.  The greater amortization expense partially resulted from the refinancing of loans with greater original servicing right values.  The impairment charge to servicing rights primarily resulted from declining interest rates in the secondary market in the third fiscal quarter.

Noninterest Expense

Noninterest expense totaled $4.6 million for the nine months ended March 31, 2012, an increase of $299,000, or 7.0%, compared to the same period in 2011.  The increase in noninterest expense includes increases of $117,000, or 6.0%, in employee and director compensation and benefits, $103,000, or 18.9%, in other operating expense, $66,000, or 31.9%, in professional and consulting fees, $65,000, or 15.8%, in occupancy and equipment expense, $57,000, or 43.9%, in advertising, $22,000, or 20.4%, in ATM processing and $14,000, or 4.8%, in data processing, which were partially offset by a decrease of $135,000, or 67.5%, in FDIC insurance expense.  The increase in employee compensation was due to additional staffing for operations and normal merit increases.  The increase in professional and consulting fees resulted from consulting fees for analysis and contract negotiations for data processing services and one-time costs related to the conversions  to a national bank and bank holding company.  The increase in other operating expense was partially the result of Kasasa© licensing and account fee charges, internet banking fees and increased accrual for bank examination fees. The increase in advertising was partially the result of marketing the Kasasa© checking and savings program.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Corporation benefitted from the change in the assessment base, which reduced the Bank’s deposit premiums.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $647,000 for the nine months ended March 31, 2012, an increase of $85,000, or 15.1%, over the same period in 2011.  The increase resulted from a $247,000, or 15.1%, increase in earnings before taxes.  The Corporation’s effective tax rate was 34.3% for both nine-month periods ended March 31, 2012 and 2011.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

General

The Corporation’s net earnings totaled $419,000 for the three months ended March 31, 2012, an increase of $71,000, or 20.4%, from the net earnings of $348,000 recorded in the comparable period in 2011.  The increase in net earnings resulted from increases of $144,000, or 7.6%, in net interest income and $141,000, or 65.9%, in noninterest income, which were partially offset by increases of $146,000, or 10.1%, in noninterest expenses, $30,000, or 25.0%, in the provision for losses on loans and $38,000, or 21.1%, in the provision for federal income taxes.

Net Interest Income

Total interest income increased $75,000, or 2.9%, to $2.7 million for the three months ended March 31, 2012, compared to the same period in 2011.  The increase was due primarily to a $23.7 million increase in the average balances outstanding of interest earning assets, which was partially offset by a 41 basis point decrease in yield.  Interest income on loans increased by $60,000, or 2.4%, due to an increase of $11.6 million, or 6.3%, in the average loan portfolio balance outstanding, which was partially offset by a 20 basis point decrease in yield.  Interest income on mortgage-backed securities increased by $43,000, due to an increase of $10.1 million in the average balance outstanding, which was partially offset by a 64 basis point decrease in yield.  Interest income on interest bearing deposits increased $5,000, or 16.7%, to a total of $35,000 for the three-months ended March 31, 2012, due to a $7.2 million, or 62.2%, increase in the average balance outstanding, which was partially offset by a 31 basis point decrease in yield.  Interest income on investment securities decreased by $33,000, or 94.3%, due to a $5.3 million, or 88.8%, decrease in the average balance outstanding and a 77 basis point decrease in yield.

Total interest expense decreased by $69,000, or 10.0%, to $621,000 for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, primarily due to overall rate decreases.  Interest expense on deposits decreased by $45,000, or 8.3%, due to a 24 basis point decrease in the average cost of deposits, to .99% for the 2012 period, which was partially offset by a $24.8 million, or 14.2%, increase in the average balance outstanding.  Interest expense on borrowings decreased by $24,000, or 16.2%, due to a $784,000, or 5.6%, decrease in the average balance outstanding, and a 47 basis point decrease in the average cost.

As a result of the foregoing, net interest income increased by $144,000, or 7.6%, for the three months ended March 31, 2012, compared to the same period in 2011.  The interest rate spreads were 3.55% and 3.67%, and the net interest margins were 3.61% and 3.75%, for the three-month periods ended March 31, 2012 and 2011, respectively.

Index

FFD Financial Corporation

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011 (continued)

Provision for Losses on Loans

The Corporation recorded a $150,000 provision for losses on loans during the three months ended March 31, 2012, and a $120,000 provision for the comparable quarter in 2011.  The increase in the provision for losses on loans was due to management’s assessment of the loan portfolio, delinquency rates, net charge-offs, and current economic conditions.  Net charge-offs for the quarter ended March 31, 2012 were $66,000 and $78,000 for the comparable quarter in 2011.  An increase of $145,000 in general reserves was recorded on non-impaired loans during the quarter ended March 31, 2012 as compared to the prior quarter, largely in response to loan portfolio growth.  Although management believes that the provision was adequate at March 31, 2012, there can be no assurance that the loan loss allowance will be adequate to cover losses on nonperforming assets in the future, which could result in additions to the allowance and could adversely affect the Corporation’s results of operations.

Noninterest Income

Noninterest income totaled $355,000 for the three months ended March 31, 2012, an increase of $141,000, or 65.9%, from the 2011 total.  Net gain on sale of loans increased by $169,000, or 301.8%, to $225,000 for the three months ended March 31, 2012, compared to $56,000 for the three months ended March 31, 2011.  The increase in gain on sale of loans resulted from a 67.3% increase in loans sold into the secondary mortgage market due to a significant increase in the number of newly originated and refinanced loans in the current economic climate.  Service charges on deposit accounts increased by $41,000, or 48.8%, to $125,000 for the three months ended March 31, 2012, compared to $84,000 for the same period in 2011.  Quarterly mortgage servicing revenue decreased $96,000 as compared to the quarter ending March 31, 2011, due to greater amortization expense and an impairment charge to the fair value of servicing rights.  The greater amortization expense partially resulted from the refinancing of loans with greater original servicing right values.  The impairment charge to servicing rights fair value primarily resulted from declining interest rates in the secondary market during the third fiscal quarter.

Noninterest Expense

Noninterest expense totaled $1.6 million for the three months ended March 31, 2012, an increase of $146,000, or 10.6%, compared to the same period in 2011.  The increase in noninterest expense includes increases of $55,000, or 30.2%, in other operating expense, $45,000, or 36.3%, in occupancy and equipment expense, $37,000, or 5.5%, in employee and director compensation and benefits, $25,000, or 34.7%, in professional and consulting fees, $24,000, or 60.0%, in advertising, and $14,000, or 38.9% in ATM processing, which were partially offset by a decrease of $54,000, or 71.1%, in FDIC insurance expense.  The increase in other operating expense was the result of Kasasa© licensing and account fee charges, internet banking fees and increased accrual for bank examination fees.  The increase in occupancy and equipment expense was due to increases in maintenance and software contracts expense primarily from the data processing conversion.  The increase in employee compensation was due to additional staffing for operations, overtime hours to train for the data processing conversion and normal merit increases.  The increase in advertising was partially the result of marketing the Kasasa© checking and savings program.  Effective April 1, 2011, the FDIC changed to an asset based assessment from a deposit based assessment for the calculation of FDIC insurance premiums.  The Corporation benefitted from the change in the assessment base, which reduced its deposit premiums.

Federal Income Taxes

The Corporation recorded a provision for federal income taxes totaling $218,000 for the three months ended March 31, 2012, an increase of $38,000, or 21.1%, over the same period in 2011.  The increase resulted from a $109,000, or 20.6%, increase in earnings before taxes.  The Corporation’s effective tax rates were 34.3% and 34.1%, for the three-month periods ended March 31, 2012 and 2011, respectively.

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

Index

FFD Financial Corporation

PART II

ITEM 1.	Legal Proceedings

None

ITEM 1A:	Risk Factors

Not required

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	None

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Mine Safety Disclosures

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	Section 302 Chief Executive Officer certification
31.2	Section 302 Chief Financial Officer certification
32.1	Section 906 Chief Executive Officer certification
32.2	Section 906 Chief Financial Officer certification
101	Interactive Data File

Index

FFD Financial Corporation

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FFD FINANCIAL CORPORATION

Date:	May 15, 2012	By:	/s/Trent B. Troyer
Trent B. Troyer
President and Chief Executive Officer

Date:	May 15, 2012	By:	/s/Robert R. Gerber
Robert R. Gerber
Senior Vice President, Treasurer and
Chief Financial Officer